Form 10QSB
period 2007-12-31
Goldvale Resources Inc
filed 2008-02-12
CIK 1417425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-147631
______________

GOLDVALE RESOURCES, INC.
 (Exact name of small business issuer as specified in its charter)
______________

DELAWARE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3070 Guildford Way #2006 Coquitlam, BC	V3B 7R8
(Address of principal executive offices)	(Zip Code)

(604) 944-1751
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes x No o

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes o  No x

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes x No o

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 11, 2008, 16,585,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes o No x

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits

SIGNATURES

Item1.         Financial Information

GOLDVALE RESOURCES, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

GOLDVALE RESOURCES, INC.
(an exploration stage company)

GOLDVALE RESOURCES, INC.
(an exploration stage company)
BALANCE SHEET
As of December 31, 2007

ASSETS

CURRENT ASSETS	12/31/2007	3/31/2007

Cash	$13,934	$4,871

Total Current Assets	13,934	4,871

TOTAL ASSETS	$13,934	$4,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,250	$3,000
Payable agreement for claim rights	20,000	-

Total Current Liabilities	23,250	3,000

LONG-TERM LIABILITIES

Payable agreement for claim rights	-	20,000

TOTAL LIABILITIES	23,250	23,000

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value
Authorized: 50,000,000
Issued: None	-	-

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 16,585,000 and 16,000,000, respectively	16,585	16,000
Additional paid in capital	65,115	54,000
Accumulated deficit during development stage	(91,016)	(88,130)

Total Stockholders' Equity	(9,316)	(18,130)

TOTAL LIABILITIES AND EQUITY	$13,934	$4,871

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the nine months ending December 31, 2007 and 251 days ending December 31, 2006
And from inception (April 25, 2006) through December 31, 2007

	9 MONTHS	251 DAYS
	ENDING	ENDING	FROM
	12/31/2007	12/31/2006	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	2,887	10,857	16,016

GENERAL EXPLORATION	-	75,000	75,000

NET INCOME	(2,887)	(85,857)	(91,016)

ACCUMULATED DEFICIT, BEGINNING	(88,130)	-	-

ACCUMULATED DEFICIT, ENDING	$(91,016)	$(85,857)	$(91,016)

Earnings (loss) per share, basic	$0.00	$(0.01)

Weighted average number of common shares	16,538,521	14,575,342

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ending December 31, 2007 and 2006

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	12/31/2007	12/31/2006

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,523	273

GENERAL EXPLORATION	-	-

OPERATING INCOME	$(1,523)	$(273)

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of December 30, 2007

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common Stock issued on acceptance
of incorporation expenses on
April 25, 2006	10,000,000	$10,000	$-	$-	$10,000

Common stock issued for cash
May 11, 2006 at $0.01
per share on private placement	6,000,000	6,000	54,000	-	60,000

Net income (loss)				(88,130)	(88,130)

Balance, March 31, 2007	16,000,000	$16,000	$54,000	$(88,130)	$(18,130)

Common stock issued for cash
April 30, 2007 at $0.02
per share on private placement	585,000	585	11,115	-	11,700

Net income (loss)				(2,887)	(2,887)

Balance, December 31, 2007	16,585,000	$16,585	$65,115	$(91,016)	$(9,316)

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For nine months ending December 31, 2007 and 251 days ending December 31, 2006 and
From inception (April 25, 2006) through December 31, 2007

	9 MONTHS	251 DAYS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2007	12/31/2006	INCEPTION

Net income (loss)	$(2,887)	$(85,857)	$(91,016)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	10,000	10,000
Increase (Decrease) in accrued expenses	250	750	3,250
Increase (Decrease) in claims payable	-	20,000	20,000

Total adjustments to net income	250	30,750	33,250

Net cash provided by (used in) operating activities	(2,637)	(55,107)	(57,766)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	11,700	60,000	71,700

Net cash provided by (used in) financing activities	11,700	60,000	71,700

CASH RECONCILIATION

Net increase (decrease) in cash	9,064	4,893	13,934
Cash - beginning balance	4,871	-	-

CASH BALANCE END OF PERIOD	$13,934	$4,893	$13,934

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  OPERATIONS  AND  BASIS  OF  PRESENTATION

Goldvale Resources, Inc. (the Company), an exploration stage company, was incorporated on April 25, 2006 in the State of Delaware.  The Company is an exploration stage mineral company.  On May 11, 2006, the Company became actively engaged in acquiring mineral properties and raising capital.  The Company did not have any significant exploration operations or activities from inception; accordingly, the Company is deemed to be in the development stage.

The Company’s fiscal year end is March 31.

On May 15, 2006, the Company acquired two mineral claims located near Smithers, British Columbia, Canada.  The property consists of two mineral claims and is contiguous hard rock mineral.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses from inception to December 31, 2007. The Company has not realized economic production from its mineral properties as of December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue and Cost Recognition

The Company uses the accrual basis of accounting for financial statement reporting.  Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry.  Certain period expenses are recorded when obligations are incurred.

Use  of  Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date f the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those results.

Accounts Receivable, deposits, Accounts Payable and accrued Expenses

Accounts receivable have historically been immaterial and therefore no allowance for doubtful accounts has been established.  Normal operating refundable Company deposits are listed as Other Assets.  Accounts payable and accrued expenses consist of trade payables created from the normal course of business.

Non-mining Property and Equipment

Property and equipment purchased by the Company are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets.  Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company’s capitalization threshold of $1,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from accounts, and any related gain or loss is reflected in income for the period.

Income  Taxes

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock  Based  Compensation

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock-Based Compensation," (SFAS 123(R)). SFAS 123(R) requires that companies recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value. The Company has adopted SFAS 123(R) in accounting for stock-based compensation.

Cash  and  Cash  Equivalents, and Credit Risk

For  purposes  of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.  The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company.

Foreign Currency Translation and Transactions

The Company’s functional currency is the US dollar.  No material translations or transactions have occurred.  Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Earnings  Per  Share

In  February  1997,  the  Financial  Accounting  Standards  Board  (FASB) issued Statement  of  Financial  Accounting Standards No. 128 (SFAS 128), "Earnings Per Share".  SFAS 128  replaces the presentation of primary earnings per share with a presentation of  basic  earnings  per  share based upon the weighted average number of common shares  for  the  period.

NOTE  3  -  AFFILIATES  AND  RELATED  PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or management:

The Company has ownership of the Don 2 claims which were placed in trust with the Company’s President.

NOTE  4  -  MINERAL  PROPERTIES

The  Company's  net  investment in mineral properties include one claim as described in footnote number 1 have all costs related to the claim have be expended in accordance with Generally Accepted Accounting Principles for the industry .  Currently the Company does not have proven reserves by a geological study and will begin to capitalize amortizable property once reserves have been proven.

NOTE  5 -  INCOME  TAXES

The income tax payable that was accrued for the year ended March 31, 2007 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the nine months ended December 31, 2007, the Company had an operating loss of $2,887, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset ended December 31, 2007 of 18,203.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2007, the Company incurred net operating losses for tax purposes of approximately $91,016. The net operating loss carry forwards may be used to reduce taxable income through the years 2026 to 2027.

The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$13,652
State net operating loss	4,551

Total deferred tax assets	18,203
Less valuation allowance	(18,203)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2007 and December 31, 2006 is as follows:

	2007	2006

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

NOTE 6 – CLAIM AGREEMENT

On May 15, 2006, the Company entered into an agreement with Richard Simpson of Vancouver, BC to acquire two rock mineral claim covering over 850 hectares.  The agreement called for a 100% interest in the claims subject to a 2.5% Net Smelter Royalty (NSR) for a total of $25,000.  1.5% of the NSR can be acquired for $1.0 million within 12 months from commencement of commercial production.  Advance royalties of $20,000 shall be paid annually commencing January 17, 2010.   The purchase of the claims required payment of $55,000 on May 15, 2006 and a further $20,000 on or before May 15, 2008.

NOTE  7 -  SHAREHOLDERS'  EQUITY

Common Stock

The Company has authorized one hundred million (200,000,000) shares of common stock with a par value of $.001.

On April 25, 2006, the Company issued 10,000,000 shares of common stock as compensation to an officer of the Company for a value of $10,000 or $0.001 per share. These shares are considered restricted shares as section 144 of the Securities Exchange Commission.

During May 2006, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $60,000 in the issuance of 6,000,000 shares of common stock at $0.01 per share for the purpose of acquisition and exploration of mining properties.  The Company’s management considers this offering to be exempt under the Securities Act of 1933.

During April 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $11,700 in the issuance of 585,000 shares of common stock at $0.02 per share.  The Company’s management considers this offering to be exempt under the Securities Act of 1933.

Preferred Stock

The Company has authorized fifty million (50,000,000) shares of preferred stock with a par value of $.001 of which none are issued and outstanding.

NOTE  8 -  COMMITMENTS  AND  CONTINGENCIES

The Company’s claims will revert back to the seller within no less than a 10 day period if the Company fails to make the advance royalty payments per the sales contract commencing 5 years from the date of the agreement.

Management is not aware of any contingent matters that could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NOTE  9 -  LITIGATION, CLAIMS AND ASSESSMENTS

From time to time in the normal course of business the Company will be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Item 2.       Management’s Discussion and Analysis or Plan of Operation

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

We are a Delaware corporation formed on April 25, 2006 to search for available properties in north central British Columbia. In May 2006, we entered into an agreement which was negotiated at arms length with Ana Simpson to acquire a 100% interest in the DON 2 claim. The claim is located in the Omineca Mining Division approximately 200 km north northeast of Smithers and 400 km northwest of Prince George.  The property can be acquired from Simpson by paying a total of $75,000 in two option payments. The property is subject to annual advance Royalty payments of $20,000 commencing January 17, 2010. After we have earned our 100% interest in the DON 2 claim, the property will be subject to a 2.5% Net Smelter Return (“NSR”) of which 1.5% can be purchased for $1,000,000 within 12 months of the commencement of commercial production.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% interest in a mineral claim that we refer to as the DON 2 mineral claim. Further exploration of this mineral claim is required before a final determination as to their viability can be made. Although there is evidence of exploratory work on the claim conducted by prior owners, reliable records of this work are limited. Our plan of operations is to carry out exploration work on this claim in order to ascertain whether it possess commercially exploitable quantities of copper. We will not be able to determine whether or not our mineral claim contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Once we receive the results of our first exploration program, our board of directors in consultation with our consulting geologist will assess whether to proceed with further exploration.  The existence of commercially exploitable mineral deposits in the DON 2 mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program. If we are unable to delineate commercial quantities of copper on the DON 2 claim we may have to cease operations on the DON 2 claim. We would seek out other properties with mineral potential to carry out exploration programs to replace the DON 2 claim.

Results of Operations

The Company did not have any operating income from inception through December 31, 2007. For the quarter ended December 31, 2007, the registrant recognized a net loss of $2,887 and for the period from inception through December 31, 2007, the registrant recognized a net less of $91,016. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of December 31, 2007 we had $13,934 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses from inception to December 31, 2007. The Company has not realized economic production from its mineral properties as of December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.
Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.        Defaults Upon Senior Securities.

None

Item 4.        Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.       Other Information.

None

Item 6.       Exhibits and Reports of Form 8-K.

     (a)        Reports on Form 8-K and Form 8K-A

                  None

     (b)        Exhibits

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Steve Merry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Steve Merry to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference filed with Form SB-2 on November 27, 2007 (SEC file no. 333-147631)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Goldvale Resources, Inc.

By:	/s/Steve Merry
Steve Merry President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated:	February 11, 2008