Form 10KSB
period 2008-03-31
Goldvale Resources Inc
filed 2008-05-30
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-KSB
__________________________
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-147631

GOLDVALE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

3070 Guildford Way #2006
Coquitlam, BC  V3B 7R8
(604) 944-1751
(Address and Telephone Number of Registrant’s Principal
Executive Offices and Principal Place of Business)

Corporation Service Company
3070 Guildford Way #2006
Coquitlam, BC  V3B 7R8
(Former name, former address and former fiscal year,
if changed since last report)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3070 Guildford Way #2006 Coquitlam, BC	V3B 7R8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(408) 272-1765

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $0

Aggregate market value of the common stock held by non-affiliates of the Company as of May 16, 2008: $2,853,504

Number of shares of the registrant’s common stock outstanding as of May 30, 2008:  16,585,000 shares of Common Stock.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Catalyst discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.
PART I

Item 1.     Description of Business.

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

Once we receive the results of our first exploration program, our board of directors in consultation with our consulting geologist will assess whether to proceed with further exploration. Our initial program will cost approximately $19,000 and the report of our consulting geologist should be available in December 2007. In the event that a follow-up exploration program is undertaken, the costs are expected to be approximately $104,000 and the geologist’s report should be available by fall of 2008. The existence of commercially exploitable mineral deposits in the DON 2 mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program. If we are unable to delineate commercial quantities of copper on the DON 2 claim we may have to cease operations on the DON 2 claim. We would seek out other properties with mineral potential to carry out exploration programs to replace the DON 2 claim.

Acquisition of the DON 2 mineral claim

We entered into an agreement with Ana Simpson to acquire a 100% interest in the DON 2 claim. The claims are located in the Omineca Mining Division, approximately 200km northeast of Smithers and 400 km northwest of Prince George. The property is in north central British Columbia in the Southern Toodoggone mining camp at latitude 56 40’ north, longitude 126 34’ west.

The property is owned by the Province of British Columbia, which grants the mineral claim. A total of $55,000 has been paid as required by the agreement. The property is subject to annual advance Royalty payments of $20,000 commencing January 17, 2010.

Property Option Payments

We are required to pay Simpson two option payments to keep our Agreement in good standing. We must pay Simpson a total of $75,000 to secure our 100% interest in the DON 2 claim. The payments are outlined in the table that follows:

Option Payments

Payment	Amount	Status/Date Due
Initial	$55,000	Paid
Final	$20,000	May 15, 2009
Total	$75,000

After we have earned our 100% interest in the DON 2 claim, the property will be subject to a 2.5% Net Smelter Return (“NSR”) of which 1.5% can be purchased for $1,000,000 within 12 months of the commencement of commercial production.

In order to minimize cost and any inconvenience, we have not registered the DON 2 mineral claim in our name with the B.C. Mineral Titles Branch but have registered the claim in the name of our President, Steve Merry, who holds the DON 2 claim in trust. We intend to register the claim in our name following the completion of our second exploration program. Warren Robb, our geologist, is responsible for filing geological assessment reports with the B.C. Mineral Titles Branch in respect of our exploration expenditures.

We selected these properties based upon the advice of Mr. Robb. In his report dated September 5th, 2006, our consultant recommended that we launch an initial exploration program on our claim which will cost us approximately $19,000. As our consulting geologist, Mr. Robb, has performed the research on public exploration documents. Mr. Robb has not conducted the prospecting, mapping, and sampling or rock and soil sample assays which are required to complete the first phase of the exploration program. We expect that this work will be completed in the spring of 2008.

Warren Robb is an independent geological consultant offering professional geological, exploration, and consulting services.  As such, he has been engaged to provide these services for various clients located in North America. Warren Robb is a graduate of the University of British Columbia with Bachelor of Science degree in Geological Sciences. He is a member of the Association of Professional Engineers and Geoscientists of British Columbia. He is capable of developing mineral projects, initiating exploration programs from the “grass roots” level and carrying these projects through all phases of exploration to the mining feasibility stage.  He is qualified to write and submit reports to the British Columbia Ministry of Energy and Mines for assessment work purposes.

Upon the completion of the initial exploration phase, we intend to request that our consulting geologist review the results of the exploration program and report back to us with his recommendations, if any, with regard to further exploration programs. To date, we completed the research of public exploration documents in the preparation of the geological report.

The eventual goal is to explore the DON 2 claim property with the intent of putting the property into commercial production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial production. It is possible that results may be positive from the exploration program, but not sufficiently positive to warrant proceeding at a particular point in time. World prices for minerals may dictate a delay in proceeding. Due to the fluctuation in the prices for minerals, it is also possible that mineral exploration ventures may not be profitable resulting in our inability to attract funding from investors to finance further exploration.

Description and Location of the DON 2 mineral claim

The DON 2 mineral claim is a mineral claim located within the Omineca Mining Division of British Columbia.

The DON 2 group total area is 850 hectares. For assessment purposes in British Columbia, assessment work of $4.00 per hectare per year is applicable for years 1 through 3, increasing thereafter to $8.00 per hectare. In addition, filing fees of $0.40 per hectare are due in years 1-3 rising to $0.80 thereafter. It is our intention to continue exploration work and expend the necessary amounts to maintain our claim in good standing.

Annual Assessment Work and Filing Fees

The DON 2 claim will require that the annual minimum amount of exploration work that must be expended and filed along with an engineering report describing the work. The report and the description of the work must be accepted by the BC Government. The following table computes the actual minimal amount of acceptable work expenditures to be incurred. Any work carried out in a year that exceeds the minimal annual requirement, that excess dollar amount can be carried forward to future years.

Annual Assessment Work and Filing Fees

Date	Assessment per ha	Filing Fee per ha	Total Cdn$
	$4.00	$0.40	$3740

It is our intention to apply all funds expended on our DON 2 mineral claim as assessment work on the claim. In the event that all $19,000 of our first stage exploration program funds are expended prior to May 6, 2008 that amount of expenditure will hold the claim in good standing for approximately ten years.

The Province of British Columbia owns the land covered by the mineral claim. Currently, we are not aware of any native land claim that might affect our title to the mineral claim or to British Columbia’s title of the property. Although we are unaware of any situation that would threaten our claim, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims an interest in our claim, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in this claim.

Prior to the expiration dates listed above, we plan to file for an extension of our mineral claim. In order to extend the expiration dates of a mineral claim, the government requires either (1) completion of exploration work on the mineral claim valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia in lieu of completing exploration work to maintain the mineral claim. A maximum of ten years of work credit may be filed on a claim. If the required exploration work expenditure is not completed and filed with the Province in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, the mineral claim will lapse and title with revert to the Province of British Columbia.

Geological Exploration Program in General

Mining Business in British Columbia

The mining industry in the 1990s was plagued by an anti-mining government, First Nations land claims and low commodity prices. In a 2002 report prepared by the Fraser Institute, a Canadian think tank, British Columbia was ranked a lowly 44th out of 64 world-wide mining districts. Soon after the new British Columbia provincial government was voted in 2001, it established a task force with a mandate to review the negative issues and to recommend policies to improve the mineral exploration investment back to the province. The government enacted incentives to change the tax regime, for the streamlining of regulatory and approval processes, for the extension of private investor tax breaks and to develop land management plans that provide security for the land base.

The British Columbia government released “The B.C. Mining Plan” in January 2005 to help ensure the mining industry that the Province is committed to remaining competitive in the global mineral exploration sector.

British Columbia has nine operating mines, of which six produce copper-gold. The exploration expenditures topped $100.0 million Cdn in 2004, according to the B.C.  Mine Plan. The B.C. Mine Plan outlines the following:

•	B.C. Mineral potential is good
•	B.C. Has untapped reserves of metals
•	Competitive taxes
•	Streamlined regulatory requirements
•	Electricity rates are among the lowest in North America
•	Highly skilled work force
•	Well developed infrastructure

The plan addresses a range of factors that set the stage for a healthy mining industry that delivers community benefits and is sustainable for years to come.

The Canadian Federal Government and the Provinces offer very attractive tax breaks for investors in exploration companies. The Federal and Provincial Tax Credits are a tax advantage investment that is made into a company carrying out grassroots exploration work in Canada. The mining company enters into an agreement with an investor and “flow-through mining expenditure” is incurred by the company and the individual can claim over 100% of that investment off earned income. The B.C. Government will grant in addition to the Federal 15% tax credit a further 20% non-refundable tax credit for qualified investments made in new B.C. mineral exploration. Hence, an investor who is taxed at the highest marginal rate would receive a 141% tax deduction from earned income. The company must be publicly trading in order to deal with this tax advantage investment.

DON 2 Claim

We have selected the DON 2 claim because of promising geology and the geochemical signature. The claims are located in the Omineca Mining Division, approximately 200 km north northeast of Smithers and 400 km northwest of Prince George. The property is in north central British Columbia in the Southern Toodoggone mining camp at latitutde 56 40’ north, longitude 126 34’ west. The property is owned by the Province of British Columbia, which grants the mineral claim.

Access is by commuter-type aircraft from one of the bases in the vicinity. There are bases usually at Moose Valley, 2 km to the northwest, or Sturdee Valley, 40 km to the northwest.

Climatic Conditions

The DON 2 claim covers an area where elevations range from 1,200 metres to 1,900 metres above mean sea level.  The treeline is at about 1,600 metres with alpine meadows extending beyond. The climate is generally moderate although highly changeable.  Temperatures range from +30° to -35° Celsius.  Precipitation is usually moderate and more or less uniformly distributed throughout the year.  With appropriate planning, drilling and other exploration activities could be carried out year round. The topography is moderate to steep.

Exploration Potential

The results of the earlier exploration programs justify further exploration work on the DON 2 property. The property has not had any detailed geological exploration work completed upon it other than two deep drill holes. The results of the talus sampling below the DON 2 showing and the results of the reconnaissance talus/soil sampling indicate that the prospect and anomalies could be expanded in size.

Recommendations

Our geological consultant recommends that a geologist and prospector complete 5 days in the area of the anomalies collecting silt and rock samples and confirming host geology.  Should this be successful, grid extensions to close off the anomalies and tighten spaced lines to 100 m line spacing is recommended.

Depending upon the results of the first phase an Induced Polarization survey may be contemplated over any soil anomalies on the soil grid. Blast trenching of any soil/geophysical anomalies and the DON 2 prospect, depending on the results of the sampling and mapping program, would follow. A cost estimate to complete the Phase I program of soil/talus sampling and rock sampling and mapping of the DON 2 prospect is as follows:

Item Description	Cost Estimate

Geologist (10 days x $500/day)	$5,000
Prospector (10 days. x $350/day)	$3,500
1 4X4 Truck and fuel (10 days X $200/day)	$2,000
Room and board (20days x $100 per man per day)	$2,000
Field Supplies	$500
Assays 100 samples @ $35/Sample	$3,500
Report and filing fees	$2,500
Total	$19,000

If the initial site inspection is favorable, we would carry out the geophysical phase of the program as outlined in the second phase described below.

Phase II

Item Description	Cost Estimate

Grid and I.P. survey 21 line @ $4,000/km	$84,000
Management and Report	$20,000
Total	$104,000

Phase III

Based on the satisfactory results in the Phase II, a number of steps would be taken. Additional geophysical work would be carried out to help select drill targets. The drilling program could be enlarged and step-out holes to follow structures and to determine the potential size of the mineralization. This work would be carried out in the fall of 2008. If the results are very encouraging then steps could be taken to secure additional mineral claim in the area either by staking if it is available or by joint venture if it is owned. The budget for this phase will depend on the scope of work that will be in the program.

Based on acceptable results from the above site exploration program and a preliminary market analysis, a diamond drilling program would be developed. A diamond drill has a carbide steel head imbedded with diamonds. The diamond drilling activity produces a small diameter (1 1/2 to 3 inches) solid rock core.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. In addition, if we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to Goldvale Resources is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines. The initial phase of our exploration program will consist of hand trenching, sampling, mapping, and possibly a segment of an electronic based geological exploration technique referred to as Induced Polarization. The practice in British Columbia under this act has been to request permission for such a program in a letter to the British Columbia Ministry of Energy and Mines. Permission is usually granted within one week. Should a follow-up exploration program be undertaken, it would probably be intended to refine information garnered in the first phase employing the same methods of exploration.

In addition, the B.C. Ministry of Energy and Mines administers the Mines Act, the Health, Safety and Reclamation Code and the Mineral Exploration Code. Ongoing exploration programs likely will be expanded to include activities such as line cutting, machine trenching and drilling. In such circumstance, a reclamation deposit is usually required in the amount of $3,000 to $5,000. The process of requesting permission and posting the deposit usually takes about 2 weeks. The deposit is refundable upon a Ministry of Energy and Mines inspector’s determination that the exploration program has resulted in no appreciable disturbance to the environment.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia. The Mineral Tenure Act also governs the issuance of mining leases, which are long term entitlements to minerals, designed as production tenures. At this phase in the process, a baseline environmental study would have to be produced. Such a study could take many months and cost in excess of $100,000.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage caused such as refilling trenches after sampling or cleaning up fuel spills. Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground. The amount of these costs is not known at this time because we do not know the extent of the exploration program we will undertake, beyond completion of the recommended exploration phase described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditure.

Item 2.    Description of Property.

We currently use 3070 Guildford Way #2006, Coquitlam, BC V3B 7R8.

Mineral Property Agreement

On May 15, 2006, we entered into an agreement with Ana Simpson to acquire a 100% interest in the DON 2 claim. Goldvale Resources, Inc. DON 2 mineral claim is situated approximately 200km north northeast of Smithers and 400 km northwest of Prince George in the Province of British Columbia. The property can be acquired from Ms. Simpson by paying her option payments totaling $75,000. After we have earned our 100% interest in the DON 2 claim, the property will be subject to a 2.5% Net Smelter Return (“NSR”) of which 1.5% can be purchased for $1,000,000.

Property Option Payments

We are required to pay Ms. Simpson two Option Payments to keep our Agreement in good standing. The payments are outlined in the table that follows:

Option Payments

Payment	Amount	Status/Date Due
Initial	$55,000	Paid
Final	$20,000	May 15, 2009
Total	$75,000

Net Smelter Royalty

Net Smelter Returns means the Gross Value of all Minerals, less the following costs, charges and expenses actually paid by the Grantee with respect to the treatment of such Minerals:

1
Charges for treatment in the smelting and refining processes (including handling, processing, interest and provisional settlement fees, sampling, assaying and representation costs; penalties and other processor deductions);

2
Actual costs of transportation (including freight, insurance, security, transaction taxes, handling, port, demurrage, delay and forwarding expenses incurred by reason of or in the course of such transportation) of Minerals concentrates or ore metal from the Property to the place of treatment, including any costs incurred by Grantee for transportation of such Minerals concentrates and ore metal from the Property to the place of sale;

3.	Actual sales and brokerage costs on Minerals for which the Net Smelter Returns royalty is payable; and

4	Sales and use taxes applicable under local, Province and federal law assessed on the sale of the Minerals on which the Net Smelter Returns Royalty is payable (other than taxes based upon income).

 Location and Land Status

The DON 2 mineral claim consists of a mineral claim within the Omineca Mining Division of British Columbia.

Name	Record Number	Units
DON 2

The DON 2 group total area is 850 hectares. The claim is in good standing until January 17, 2008 and has not been legally surveyed.

Item 3.    Legal Proceedings.

There are no legal proceedings pending or threatened against us.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the OTC Bulletin Board system under the symbol “GVLR” since March 25, 2008.  As of May 30, 2008 the company has yet to commence trading on the OTCBB.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Item 6.     Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. On March 31, 2008 we had $10,171 in cash in the bank. We estimate that in order to carry forward over the next 12 months we will need approximately $21,500 to pay for office expenses and our “phase 1” exploration program. Based upon our present capital, we do not have enough capital to pay for the $19,000 that is necessary to complete our planned “phase 1” exploration program. We need to spend a minimum of $4.00 per hectare in exploration work or pay the equivalent to the Province of BC Ministry of Finance and a $0.40 filing fee per hectare annually to maintain our claim. Based upon the two claims that the company has that totals 850 hectares we would need to pay a minimum of $3,740 annually to maintain our claim. Our estimated annual office expenses are approximately $2,500. If we do not raise additional capital we will be unable to pay the further $20,000 that is owed by May 15, 2009 as per our agreement with Ana Simpson, the seller of our property.

We plan to raise a minimum of $21,500 to continue minimum exploration of our properties during the next 12 months through a private placement of debt, convertible securities, or common equity. If we are successful in raising the necessary capital, we may have to significantly dilute the current shareholders. We plan to initially offer the debt or equity to our current shareholders and management. If we are not successful in raising the required capital, we will offer our debt or equity to new investors.

At present we have no specific plans regarding a debt or equity offering, but intend to actively commence raising the required capital during the fall of 2008. As an alternative to raising capital through the selling of debt or equity, we will attempt to negotiate a joint venture with an industry partner. If the company is required to enter into a joint venture, we could end up with a minority interest in our properties. We have not contacted another party in the industry regarding a joint venture. There is no assurance we will raise the necessary capital, therefore there is a significant risk that the company may have to abandon or reduce the size of our property.

We will need to raise additional funds through private debt or the sale of equities to meet our capital requirements. We have no present loans or arrangements to cover our capital requirements. If we do not raise additional capital we will not be able to implement our business plan. We can only conduct our “phase 1” exploration program from mid May to mid October only due to inclement weather conditions.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the company has experienced losses since inception. Our financial situation raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Organization

We were organized as a Delaware Corporation on April 25, 2006 for the purpose of locating and developing copper-gold exploration properties in the Province of British Columbia.

Overview

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

If Goldvale fails to make the advance royalty payments on the five year anniversary of the claims as described in the agreement with Ana Simpson, the seller of our property.  The company agrees to transfer the claim back to Ana Simpson within no less than a 10 day period.

The Don 2 Project consists of two claims totaling 850 hectares. The property is owned 100% by Steve Merry as President in trust for Goldvale Resources Inc. The Don 2 Property is located in north central British Columbia in the Southern Toodoggone mining camp at latitude 56° 40’ north, longitude 126° 34’west. The property lies in the Omineca Mining Division, approximately 200 km north northeast of Smithers and 400 km northwest of Prince George (Figure 1).

Access to the property is by the Omineca Resource Access Road (ORAR) and the McConnell Creek Road (MCR).  The ORAR traverses the southwest edge of the property, while the MCR branches off the ORAR at about kilometre 420 and traverses northeast across the centre of the property.  Access by fixing wing aircraft is facilitated by the Moose Valley and Sturdee Valley airstrips, both located adjacent to the ORAR approximately 2 and 40 km northwest of the property, respectively.  These airstrips can be used by commuter-type aircraft based in Smithers and Vancouver. Elevations range from 1,200 metres to 1,900 metres above mean sea level.  The treeline is at about 1,600 metres with alpine meadows extending beyond.

The climate is generally moderate although highly changeable.  Temperatures range from +30° to -35° Celsius.  Precipitation is usually moderate and more or less uniformly distributed throughout the year.  With appropriate planning, drilling and other exploration activities could be carried out year round. The topography is moderate to steep.

Currently we are not aware of any native land claim that might affect our title to the mineral claim. Although we are unaware of any situation that would threaten our claim, it is possible that a native land claim could be made in the future. The Canadian federal and provincial government policy at this time is to consult with all the potentially affected native bands and other stakeholders in the area of any proposed commercial production. If we should encounter a situation where a native band or group claims an interest in our claim, we may choose to provide compensation to the affected party in order to continue with our exploration work. If such an option is not available we may have to relinquish our interest in the DON 2 project.

The British Columbia government released “The BC Mining Plan” in January 2005 to help ensure the mining industry that Province is committed to remain competitive in the global mineral exploration sector. British Columbia currently has nine operating mines, of which six produce copper-gold. The exploration expenditures in BC topped $100 million in 2004 according to the BC Mine Plan.

The B.C. Mine Plan outlines the following:

•	B.C. Mineral potential is good
•	B.C. Has untapped reserves of metals
•	Competitive taxes
•	Streamlined regulatory requirements
•	Electricity rates are among the lowest in North America
•	Highly skilled work force
•	Well developed infrastructure

The plan addresses a range of factors that set the stage for a healthy mining industry that delivers community benefits and is sustainable for years to come.

The Canadian Federal Government and the Provinces offer very attractive tax breaks for investors in exploration companies. The Federal and Provincial Tax Credits are a tax advantage investment that is made into a company carrying out grassroots exploration work in Canada. The mining company enters into an agreement with an investor and “flow-through mining expenditure” is incurred by the company and the individual can claim over 100% of that investment off earned income. The B.C. Government will grant in addition to the Federal 15% tax credit a further 20% non-refundable tax credit for qualified investments made in new B.C. mineral exploration. Hence, an investor who is taxed at the highest marginal rate would receive a 141% tax deduction from earned income. The company must be publicly trading in order to deal with this tax advantage investment.

Plan of Operation

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

Results of Operations

The Company did not have any operating income from inception through March 31, 2008. For the year ended March 31, 2008, the registrant recognized a net loss of $11,671 and for the period from inception through March 31, 2008, the registrant recognized a net less of $99,801. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of March 31, 2008 we had $10,171 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to March 31, 2008. The Company has not realized economic production from its mineral properties as of March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s plan of operations over the next twelve months is to raise additional capital to complete the planned “phase 1” exploration program. The following is an exploration budget that is outlined in the summary geology report that was prepared for the company by Warren Robb, P.Geo.

It is recommended that a geologist and prospector complete 5 days in the area of the anomalies collecting silt and rock samples and confirming host geology. Should this be successful, grid extensions to close off the anomalies and tighten spaced lines to 100 m line spacing is recommended. The following outlines a Phase I and Phase II budgets:

Item 7.     Financial Statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

GOLDVALE RESOURCES, INC.
(an exploration stage company)

INDEPENDENT AUDITORS REPORT	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDERS’ EQUITY	F-4

STATEMENT OF CASH FLOWS	F-5

FINANCIAL STATEMENT FOOTNOTES	F-6

Gately & Associates, LLC
Winter Park, FL

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and shareholder
GOLDVALE RESOURCES, INC.
(a development stage company)

        We have audited the accompanying combined balance sheets of Goldvale Resources, Inc. as of March 31, 2008 and 2007 and the related combined statements of income and retained earnings, and cash flows from inception (April 25, 2006), the twelve months ended March 31, 2008 and the 341 days ending March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldvale Resources, Inc., as of December 31, 2007 and 2006, and the results of its operations and its cash flows from inception (April 25, 2006), the twelve months ended March 31, 2008 and the 341 days ending March 31, 2007 in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
Winter Park, FL
May 2, 2008

GOLDVALE RESOURCES, INC.
(an exploration stage company)
BALANCE SHEET
As of March 31, 2008

ASSETS

CURRENT ASSETS	3/31/2008	3/31/2007

Cash	$6,399	$4,871

Total Current Assets	6,399	4,871

TOTAL ASSETS	$6,399	$4,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$4,500	$3,000

Total Current Liabilities	4,500	3,000

LONG-TERM LIABILITIES

Payable agreement for claim rights	20,000	20,000

TOTAL LIABILITIES	$24,500	$23,000

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 16,585,000 and 16,000,000, respectively	16,585	16,000

Preferred Stock, $.001 par value
Authorized: 50,000,000
Issued: None	-	-

Additional paid in capital	65,115	54,000
Accumulated deficit during development stage	(99,801)	(88,130)

Total Stockholders' Equity	(18,101)	(18,130)

TOTAL LIABILITIES AND EQUITY	$6,399	$4,871

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the twelve months ending March 31, 2008 and
For 341 days ending March 31, 2007 and
From inception (April 25, 2006) through March 31, 2008

	12 MONTHS	341 DAYS
	ENDING	ENDING	FROM
	3/31/2008	3/31/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	11,671	13,130	24,801

GENERAL EXPLORATION	-	75,000	75,000

OPERATING INCOME	(11,671)	(88,130)	(99,801)

ACCUMULATED DEFICIT, BEGINNING	(88,130)	-	-

ACCUMULATED DEFICIT, ENDING	$(99,801)	$(88,130)	$(99,801)

Earnings (loss) per share, basic	$(0.00)	$(0.01)

Weighted average number of common shares	16,538,521	16,000,000

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of March 31, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common Stock issued on acceptance
of incorporation expenses on
April 25, 2006	10,000,000	10,000	-	-	10,000

Common stock issued for cash
May 11, 2006 at $0.01
per share on private placement	6,000,000	6,000	54,000	-	60,000

Net income (loss)				(88,130)	(88,130)

Balance, March 31, 2007	16,000,000	16,000	54,000	(88,130)	(18,130)

Common stock issued for cash
April 30, 2007 at $0.02
per share on private placement	585,000	585	11,115	-	11,700

Net income (loss)				(11,671)	(11,671)

Balance, March 31, 2008	16,585,000	$16,585	$65,115	$(99,801)	$(18,101)

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For twelve months ending March 31, 2008 and
For 341 days ending March 31, 2007 and
From inception (April 25, 2006) through March 31, 2008

	12 MONTHS	341 DAYS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2008	3/31/2007	INCEPTION

Net income (loss)	$(11,671)	$(88,130)	$(99,801)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	10,000	10,000
Increase (Decrease) in Accrued Expenses	1,500	3,000	4,500
Increase (Decrease) in claims payable	-	20,000	20,000

Total adjustments to net income	1,500	33,000	34,500

Net cash provided by (used in) operating activities	(10,171)	(55,130)	(65,301)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	11,700	60,000	71,700

Net cash provided by (used in) financing activities	11,700	60,000	71,700

CASH RECONCILIATION

Net increase (decrease) in cash	1,529	4,871	6,399
Cash - beginning balance	4,871	-	-

CASH BALANCE END OF PERIOD	$6,399	$4,871	$6,399

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses from inception to March 31, 2008. The Company has not realized economic production from its mineral properties as of March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue and Cost Recognition

The Company uses the accrual basis of accounting for financial statement reporting.  Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry.  Certain period expenses are recorded when obligations are incurred.

Use  of  Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

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

Income  Taxes

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

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

GOLDVALE RESOURCES, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE  5 -  INCOME  TAXES

The income tax payable that was accrued for the year ended March 31, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended March 31, 2008, the Company had an operating loss of $11,671, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses.

\
GOLDVALE RESOURCES, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset ended March 31, 2008 of 19,960.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through March 31, 2008, the Company incurred net operating losses for tax purposes of approximately $99,801. The net operating loss carry forwards may be used to reduce taxable income through the years 2026 to 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$14,970
State net operating loss	4,990

Total deferred tax assets	19,960
Less valuation allowance	(19,960)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2008 and March 31, 2007 is as follows:

	2008	2007

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

GOLDVALE RESOURCES, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

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

GOLDVALE RESOURCES, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

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

Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

Item 8B.     Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information about our executive Officers and Directors.

Name	Age	Position
Steve Merry	55	President/Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer/Director

Steve Merry  was born in London England on October 3, 1952. Steve immigrated to Vancouver, BC in 1968. Steve graduated from Burnaby North High School in 1970. Steve has worked for the Coquitlam Fire and Rescue since 1973. Steve is presently a Captain in the department. Steve’s interest in the junior resource field started in 1976 when he started prospecting as a hobby and participating in IPO’s of start-up junior resource companies. Steve is going to retire from the fire department in one year and focus all of his attention on the development of Goldvale Resources Inc.
.
None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

BOARD OF DIRECTORS

The board of directors consists of one Director.

BOARD COMMITTEES

In April 2006, our Board of Directors created the Compensation Committee, which is comprised of Steve Merry. The Compensation Committee has the authority to review all compensation matters relating to us.

The Compensation Committee has not yet formulated compensation policies for senior management and executive officer. However, it is anticipated that the Compensation Committee will develop a company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees.

It is further anticipated that one of the aspects of the program will be to link an employee’s compensation to his or her performance, and that the grant of stock options or other awards related to the price of the Common Shares will be used in order to make an employee’s compensation consistent with shareholders gains.

It is expected that salaries will be set competitively relative to the mineral exploration industry and that individual experience and performance will be considered in setting salaries.

In April 2006, our Board of Directors created an Audit Committee, which is comprised of Steve Merry. The Audit Committee is charged with reviewing the following matters and advising and consulting with the entire Board of Directors with respect thereto:

(i)   the preparation of our annual financial statements in collaboration with our independent accountants;

(ii)  annual review of our financial statements and annual report; and

(iii) all contracts between us and our officer, Director and other affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of the entire Board of Directors relating to the foregoing or other matters; however, our senior management, recognizing their own fiduciary duty to us and our stockholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

Item 10.     Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer by any person for all services rendered in all capacities to us from the date of our inception until March 31, 2008.

ANNUAL COMPENSATION LONG TERM COMPENSATION

ANNUAL COMPENSATION						LONG TERM COMPENSATION
NAME	TITLE	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED OPTION STOCKS/ PAYOUTS AWARDED	SARS ($)	LTIP COMPENSATION	ALL OTHER COMPENSATION
Steve Merry	President CEO and Chairman	2006	$0	0	0	0 (1)	0	0	0

(1)	Mr. Merry received 10,000,000 founders’ shares for services rendered to us. He will not receive such compensation in the future.

We do not have written employment agreements with Steve Merry. In the future, we will determine on an annual basis how much compensation our officer and director will receive.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten (10%) percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

AVAILABLE INFORMATION

We have filed a registration statement on Form SB-2 under the Securities Act of 1933 with the Securities and Exchange Commission with respect to the shares of our common stock offered through this prospectus. This prospectus is filed as a part of that registration statement and does not contain all of the information contained in the registration statement and exhibits. We refer you to our registration statement and each exhibit attached to it for a more complete description of matters involving us, and the statements we have made in this prospectus are qualified in their entirety by reference to these additional materials. You may inspect the registration statement and exhibits and schedules filed with the Securities and Exchange Commission at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street NE, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. In addition, we will file electronic versions of our annual and quarterly reports on the Commission’s Electronic Data Gathering Analysis and Retrieval, or EDGAR System. Our registration statement and the referenced exhibits can also be found on this site as well as our quarterly and annual reports. We will not send the annual report to our shareholders unless requested by the individual shareholders.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 30, 2007, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our Directors, (3) each Named Executive Officer and (4) all of our executive officer and Director as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF OUTSTANDING SHARES

5% STOCKHOLDERS, DIRECTOR AND NAMED EXECUTIVE OFFICER

Steve Merry ADDRESS	10,000,000	60.29%

OFFICERS AND DIRECTORS AS A GROUP (1 in number)	10,000,000	60.29%

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

DESCRIPTION OF SECURITIES

The following is a summary description of our capital stock and certain provisions of our certificate of incorporation and by-laws, copies of which have been incorporated by reference as exhibits to the registration statement of which this prospectus forms a part. The following discussion is qualified in its entirety by reference to such exhibits.

General

Our authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.001 per share and no shares of preferred stock. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of May 30, 2008, 16,585,000 shares of common stock are issued and outstanding and held by 43 shareholders. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Our certificate of incorporation and by-laws do not provide for cumulative voting rights in the election of directors. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Holders of common stock are entitled to receive ratably such dividends as may be declared by the Board out of funds legally available therefore. In the event of our liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets remaining after payment of liabilities. Holders of common stock have no preemptive, conversion or redemption rights.

Preferred Stock

The Company has authorized fifty million (50,000,000) shares of preferred stock with a par value of $.001 of which none are issued and outstanding

Liquidation Rights

Upon our liquidation or dissolution, each outstanding Common Share will be entitled to share equally in our assets legally available for distribution to shareholders after the payment of all debts and other liabilities.

Dividend Rights

We do not have limitations or restrictions upon the rights of our Board of Directors to declare dividends, and we may pay dividends on our shares of stock in cash, property, or our own shares, except when we are insolvent or when the payment thereof would render us insolvent subject to the provisions of the Delaware Statutes. We have not paid dividends to date, and we do not anticipate that we will pay any dividends in the foreseeable future.

Voting Rights

Holders of our Common Shares are entitled to cast one vote for each share held of record at all shareholders meetings for all purposes.

Other Rights

Common Shares are not redeemable, have no conversion rights and carry no preemptive or other rights to subscribe to or purchase additional Common Shares in the event of a subsequent offering.

There are no other material rights of the common shareholders not included herein. There is no provision in our charter or by-laws that would delay, defer or prevent a change in control of us. We have not issued debt securities.

Warrants

There are no outstanding warrants to purchase our securities.

Options

There are no options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Item 12.     Certain Relationships and Related Transactions.

Our sole officer, director and founder, Steve Merry is deemed to be our promoter. Goldvale Resources, Inc. was incorporated in the State of Delaware on April 25, 2006 and 10,000,000 shares were issued to Steve Merry as founder’s shares for services rendered as our President. Other than the share issuance set forth herein there have been no other transactions with our promoter.

Item 13.      Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on November 27, 2007

3.2	Bylaws	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on November 27, 2007

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For the period from April 25, 2006 (Inception) to March 31, 2008, we were billed approximately $2,250 for professional services rendered for the audits of our financial statements.

Audit Related Fees

For the period from April 25, 2006 (Inception) to March 31, 2008 we did not incur any audit related fees.

Tax Fees

For the period from April 25, 2006 (Inception) to March 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the period from April 25, 2006 (Inception) to March 31, 2008.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDVALE RESOURCES, INC.

By:	/s/ Steve Merry
STEVE MERRY
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Date:	May 30, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve Merry	President, Chief Executive Officer,	May 30, 2008
STEVE MERRY	Chief Financial Officer,
Chairman of the Board of Directors