Form 10-Q
period 2008-06-30
Goldvale Resources Inc
filed 2008-08-05
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GOLDVALE RESOURCES, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	333-147631
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

3070 Guildford Way #2006, Coquitlam, BC V3B 7R8
 (Address of Principal Executive Offices)
 _______________

     (604) 944-1751
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of July 28, 2008:  16,585,000 shares of Common Stock.

GOLDVALE RESOURCES, INC.
FORM 10-Q
June 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

GOLDVALE RESOURCES, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

GOLDVALE RESOURCES, INC.
(an exploration stage company)

GOLDVALE RESOURCES, INC.
(an exploration stage company)
BALANCE SHEET
As of June 30, 2008

ASSETS

CURRENT ASSETS	6/30/2008	3/31/2008

Cash	$1,019	$6,399

Total Current Assets	1,019	6,399

TOTAL ASSETS	$1,019	$6,399

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$4,250	$4,500

Total Current Liabilities	4,250	4,500

LONG-TERM LIABILITIES

Payable agreement for claim rights	20,000	20,000

TOTAL LIABILITIES	$24,250	$24,500

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 16,585,000 and 16,585,000, respectively	16,585	16,585

Preferred Stock, $.001 par value
Authorized: 50,000,000
Issued: None	-	-

Additional paid in capital	65,115	65,115
Accumulated deficit during development stage	(104,932)	(99,801)

Total Stockholders' Equity	(23,232)	(18,101)

TOTAL LIABILITIES AND EQUITY	$1,019	$6,399

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2008 and 2007
From inception (April 25, 2006) through June 30, 2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	6/30/2008	6/30/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	930	515	25,731

GENERAL EXPLORATION	4,200	-	79,200

OPERATING INCOME	(5,130)	(515)	(104,931)

ACCUMULATED DEFICIT, BEGINNING	(99,801)	(88,130)	-

ACCUMULATED DEFICIT, ENDING	$(104,931)	$(88,645)	$(104,931)

Earnings (loss) per share, basic	(0.00)	(0.00)

Weighted average number of common shares	16,585,000	16,000,000

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of June 30, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common Stock issued on acceptance
of incorporation expenses on
April 25, 2006	10,000,000	$10,000	$-	$-	$10,000

Common stock issued for cash
May 11, 2006 at $0.01
per share on private placement	6,000,000	6,000	54,000	-	60,000

Net income (loss)				(88,130)	(88,130)

Balance, March 31, 2007	16,000,000	$16,000	$54,000	$(88,130)	$(18,130)

Common stock issued for cash
April 30, 2007 at $0.02
per share on private placement	585,000	585	11,115	-	11,700

Net income (loss)				(11,671)	(11,671)

Balance, March 31, 2008	16,585,000	$16,585	$65,115	$(99,801)	$(18,101)

Net income (loss)				(5,130)	(5,130)
Rounding Calculation				(1)	(1)

Balance, June 30, 2008	16,585,000	$16,585	$65,115	$(104,932)	$(23,232)

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For three months ending June 30, 2008 and 2007
From inception (April 25, 2006) through June 30, 2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2008	6/30/2007	INCEPTION

Net income (loss)	$(5,130)	$(515)	$(104,931)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	(250)	500	4,250
Increase (Decrease) in claims payable	-	-	20,000

Total adjustments to net income	(250)	500	34,250

Net cash provided by (used in) operating activities	(5,380)	(15)	(70,681)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	11,700	71,700

Net cash provided by (used in) financing activities	-	11,700	71,700

CASH RECONCILIATION

Net increase (decrease) in cash	(5,380)	11,685	1,019
Cash - beginning balance	6,399	4,871	-

CASH BALANCE END OF PERIOD	$1,019	$16,556	$1,019

The accompanying notes are an integral part of these financial statements.

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

The  Company's  net  investment in mineral properties include one claim as described in footnote number 1 have all costs related to the claim have be expended in accordance with Generally Accepted Accounting Principles for the industry.  Currently the Company does not have proven reserves by a geological study and will begin to capitalize amortizable property once reserves have been proven.

NOTE  5 -  INCOME  TAXES

The income tax payable that was accrued for the year ended March 31, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the three months ended June 30, 2008, the Company had an operating loss of $5,130, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset ended June 30, 2008 of 20,987.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through June 30, 2008, the Company incurred net operating losses for tax purposes of approximately $104,931. The net operating loss carry forwards may be used to reduce taxable income through the years 2026 to 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$15,740
State net operating loss	5,246

Total deferred tax assets	20,986
Less valuation allowance	(20,986)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2008 and June 30, 2007 is as follows:

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

NOTE  7 -  SHAREHOLDERS'  EQUITY

Common Stock

The Company has authorized two hundred million (200,000,000) shares of common stock with a par value of $.001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debtor equity offerings, without this additional cash we have been unable to pursue out plan of operations and begin generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving out company. At this stage, no definitive terms have been agreed to and neither party is currently bound to precede wit the merger.

Results of Operations

The Company did not have any operating income from inception through June 30, 2008. For the quarter ended June 30, 2008, the registrant recognized a net loss of $5,130 and for the period from inception through June 30, 2008, the registrant recognized a net less of $104,931. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of June 30, 2008 we had $1,019 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses from inception to June 30, 2008. The Company has not realized economic production from its mineral properties as of June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

If we are unable to raise a sufficient amount of capital to continue to implement our business plan, we may be  forced to pursue a definitive agreement for the acquisition of our Company through a reverse merger.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

Not required because we are a smaller reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDVALE RESOURCES, INC.

Date: August 5, 2008	By:	/s/ Steve Merry
Steve Merry
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors