Form 10-Q
period 2008-09-30
Goldvale Resources Inc
filed 2008-11-12
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GOLDVALE RESOURCES, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	333-147631
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

718 Richfield Avenue
Kenilworth, New Jersey 07033
(Address of Principal Executive Offices)
 _______________

(215) 696-8090
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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 11, 2008:  16,585,000 shares of Common Stock.

GOLDVALE RESOURCES, INC.
FORM 10-Q
September 30, 2008
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

SIGNATURE

GOLDVALE RESOURCES, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

GOLDVALE RESOURCES, INC.
(an exploration stage company)

GOLDVALE RESOURCES, INC.
(an exploration stage company)
BALANCE SHEET
As of September 30, 2008

ASSETS

CURRENT ASSETS	9/30/2008	3/31/2008

Cash	$-	$6,399

Total Current Assets	-	6,399

TOTAL ASSETS	$-	$6,399

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$500	$4,500

Total Current Liabilities	500	4,500

LONG-TERM LIABILITIES

Payable agreement for claim rights	-	20,000

TOTAL LIABILITIES	$500	$24,500

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 16,585,000 and 16,585,000, respectively	16,585	16,585

Preferred Stock, $.001 par value
Authorized: 50,000,000
Issued: None	-	-

Additional paid in capital	65,115	65,115
Accumulated deficit during development stage	(82,200)	(99,801)

Total Stockholders' Equity	(500)	(18,101)

TOTAL LIABILITIES AND EQUITY	$-	$6,399

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the six months ending September 30, 2008 and 2007
From inception (April 25, 2006) through September 30, 2008

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
	9/30/2008	9/30/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(1,801)	1,364	23,000

GENERAL EXPLORATION	4,200	-	79,200

OTHER INCOME	20,000	-	20,000

OPERATING INCOME	17,601	(1,364)	(82,200)

ACCUMULATED DEFICIT, BEGINNING	(99,801)	(88,130)	-

ACCUMULATED DEFICIT, ENDING	$(82,200)	$(89,494)	$(82,200)

Earnings (loss) per share, basic	0.00	(0.00)

Weighted average number of common shares	16,585,000	16,585,000

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of September 30, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common Stock issued on acceptance
of incorporation expenses on
April 25, 2006	10,000,000	$10,000	$-	$-	$10,000

Common stock issued for cash
May 11, 2006 at $0.01
per share on private placement	6,000,000	6,000	54,000	-	60,000

Net income (loss)				(88,130)	(88,130)

Balance, March 31, 2007	16,000,000	16,000	54,000	(88,130)	(18,130)

Common stock issued for cash
April 30, 2007 at $0.02
per share on private placement	585,000	585	11,115	-	11,700

Net income (loss)				(11,671)	(11,671)

Balance, March 31, 2008	16,585,000	16,585	65,115	(99,801)	(18,101)

Net income (loss)				17,601	17,601

Balance, September 30, 2008	16,585,000	$16,585	$65,115	$(82,200)	$(500)

The accompanying notes are an integral part of these financial statements.

GOLDVALE RESOURCES, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For six months ending September 30, 2008 and 2007
From inception (April 25, 2006) through June 30, 2008

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2008	9/30/2007	INCEPTION

Net income (loss)	$17,601	$(1,364)	$(82,200)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	(4,000)	(250)	500
Increase (Decrease) in claims payable	(20,000)	-	-

Total adjustments to net income	(24,000)	(250)	10,500

Net cash provided by (used in) operating activities	(6,399)	(1,614)	(71,700)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	11,700	71,700

Net cash provided by (used in) financing activities	-	11,700	71,700

CASH RECONCILIATION

Net increase (decrease) in cash	(6,399)	10,086	-
Cash - beginning balance	6,399	4,871	-

CASH BALANCE END OF PERIOD	$-	$14,957	$-

The accompanying notes are an integral part of these financial statements.

NOTE  1  -  OPERATIONS  AND  BASIS  OF  PRESENTATION

Goldvale Resources, Inc. (the Company), an exploration stage company, was incorporated on April 25, 2006 in the State of Delaware.  The Company was an exploration stage mineral company. However, after the change in ownership on August 22, 2008, the Company plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company’s fiscal year end is March 31.

On May 15, 2006, the Company acquired two mineral claims located near Smithers, British Columbia, Canada.  The property consists of two mineral claims and is contiguous hard rock mineral. Both of the mineral claims have been reverted back to the seller.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses from inception to September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establishing probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE  3  -  AFFILIATES  AND  RELATED  PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or management:

The Company had ownership of the Don 2 claims which were placed in trust with the Company’s President. The mineral claims, per the purchase agreement, had been reverted back to the seller.

NOTE  4  -  MINERAL  PROPERTIES

The  Company's  net  investment in mineral properties include one claim as described in footnote number 6 have all costs related to the claim have be expended in accordance with Generally Accepted Accounting Principles for the industry.

NOTE  5 -  INCOME  TAXES

The income tax payable that was accrued from inception through August 22, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0. The accounting for these losses derives a deferred tax asset for the period from inception to August 22, 2008 of 16,340. However, $81,700 of the net operating loss carryforwards is disallowed due to the change in ownership of more than 50% and the change in continuity of business enterprise.

No provision was made for federal income tax since the Company has significant net operating losses. From August 23 through September 30, 2008, the Company incurred net operating losses for tax purposes of approximately $500. The net operating loss carry forwards may be used to reduce taxable income through 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$75
State net operating loss	25

Total deferred tax assets	100
Less valuation allowance	(100)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2008 and September 30, 2007 is as follows:

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

The purchase of the claims required payment of $55,000 on May 15, 2006 and a further $20,000 on or before May 15, 2008. The Company has satisfied the initial payment of $55,000. Subsequently from the initial payment, the Company defaulted on the next payment per the purchase agreement.  The mineral claims, per the purchase agreement, have reverted back to the seller.

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

On August 22, 2008, the Company authorized the issuance of 10,000,000 shares of common stock to Brian Renda as compensation for his appointment as the new sole officer and director. On August 25, 2008, Steve Merry resigned from his position as the sole officer and director of the Company, and agreed to cancel all 10,000,000 shares of the Company common stock that he owned as of that date, and hereby waived all rights, title and interest he had or may have with respect to the 10,000,000 shares.

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

NOTE 10 – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Results of Operations

The Company did not have any operating income from inception through September 30, 2008. For the quarter ended September 30, 2008, the registrant recognized a net loss of $17,601 and for the period from inception through September 30, 2008, the registrant recognized a net less of $82,200. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of September 30, 2008 we had $0 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses from inception to September 30, 2008. The Company has not realized economic production from its mineral properties as of September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Brian Renda, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Renda concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2008, the Company authorized the issuance of 10,000,000 shares of common stock to Brian Renda as compensation for his appointment as the new sole officer and director. On August 25, 2008, Steve Merry resigned from his position as the sole officer and director of the Company, and agreed to cancel all 10,000,000 shares of the Company common stock that he owned as of that date, and hereby waived all rights, title and interest he had or may have with respect to the 10,000,000 shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 22, 2008, by a majority vote of the shareholders, Brian Renda was appointed as our sole director.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)          Exhibits

               31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

               32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

On September 12, 2008 we filed an 8-K disclosing the appointment of Brian Renda as sole officer and director effective as of August 22, 2008 and the resignation of Steven Merry as a member of the Company's Board of Directors effective as of August 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDVALE RESOURCES, INC.

Date: November 11, 2008	By:	/s/ Brian Renda
Brian Renda
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors