Form 10-Q
period 2008-12-31
NXT Nutritionals Holdings, Inc.
filed 2009-02-11
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

NXT NUTRITIONALS HOLDINGS, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	333-147631
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

718 Richfield Avenue
Kenilworth, New Jersey 07033
(Address of Principal Executive Offices)
 _______________

(215) 696-8090
(Issuer Telephone number)
_______________

GOLDVALE RESOURCES, INC.
3070 Guildford Way #2006, Coquitlam, BC V3B 7R8
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of February 9, 2009:  33,170,000 shares of Common Stock.

NXT NUTRITIONALS HOLDINGS, INC.
FORM 10-Q
December 31, 2008
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

SIGNATURE

 ITEM 1. FINANCIAL INFORMATION

NXT NUTRITIONALS HOLDINGS, INC.
(fka Goldvale Resources, Inc.)
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

NXT Nutritionals Holdings, Inc.
(an exploration stage company)

NXT Nutritionals Holdings, Inc. (fka Goldvale Resources, Inc.) (an exploration stage company) BALANCE SHEET As of December 31, 2008

ASSETS

CURRENT ASSETS	12/31/2008	3/31/2008

Cash	$-	$6,399

Total Current Assets	-	6,399

TOTAL ASSETS	$-	$6,399

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,000	$4,500

Total Current Liabilities	1,000	4,500

LONG-TERM LIABILITIES

Payable agreement for claim rights	-	20,000

TOTAL LIABILITIES	$1,000	$24,500

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 200,000,000
Issued: 33,170,000 and 33,170,000, respectively	33,170	33,170

Preferred Stock, $.001 par value
Authorized: 50,000,000
Issued: None	-	-

Additional paid in capital	48,530	48,530
Accumulated deficit during development stage	(82,700)	(99,801)

Total Stockholders' Equity	(1,000)	(18,101)

TOTAL LIABILITIES AND EQUITY	$-	$6,399

The accompanying notes are an integral part of these financial statements.

NXT Nutritionals Holdings, Inc.
(fka Goldvale Resources, Inc.)
(an exploration stage company)
STATEMENT OF OPERATIONS
For the nine months ending December 31, 2008 and 2007
From inception (April 25, 2006) through December 31, 2008

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
	12/31/2008	12/31/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(1,301)	2,887	23,500

GENERAL EXPLORATION	4,200	-	79,200

OTHER INCOME	20,000	-	20,000

OPERATING INCOME OR (LOSS)	17,101	(2,887)	(82,700)

ACCUMULATED DEFICIT, BEGINNING	(99,801)	(88,130)	-

ACCUMULATED DEFICIT, ENDING	$(82,700)	$(91,017)	$(82,700)

Earnings (loss) per share, basic	0.00	(0.00)

Weighted average number of common shares	33,170,000	16,392,671

The accompanying notes are an integral part of these financial statements.

NXT Nutritionals Holdings, Inc.
(fka Goldvale Resources, Inc.)
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ending December 31, 2008 and 2007
From inception (April 25, 2006) through December 31, 2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	12/31/2008	12/31/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	1,523

GENERAL EXPLORATION	-	-

OTHER INCOME	-	-

OPERATING INCOME OR (LOSS)	$(500)	$(1,523)

The accompanying notes are an integral part of these financial statements.

NXT Nutritionals Holdings, Inc. (fka Goldvale Resources, Inc.) (an exploration stage company) STATEMENT OF STOCKHOLDERS' EQUITY As of December 31, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common Stock issued on acceptance
of incorporation expenses on
April 25, 2006	20,000,000	20,000	(10,000)	-	10,000

Common stock issued for cash
May 11, 2006 at $0.01
per share on private placement	12,000,000	12,000	48,000	-	60,000

Net income (loss)				(88,130)	(88,130)

Balance, March 31, 2007	32,000,000	32,000	38,000	(88,130)	(18,130)

Common stock issued for cash
April 30, 2007 at $0.02
per share on private placement	1,170,000	1,170	10,530	-	11,700

Net income (loss)				(11,671)	(11,671)

Balance, March 31, 2008	33,170,000	33,170	48,530	(99,801)	(18,101)

Retroactively applied share
issuance treated as a 2-to-1 stock
split at par value, $0.001 per
share on November 26, 2008

Net income (loss)				17,101	17,101

Balance, December 31, 2008	33,170,000	$33,170	$48,530	$(82,700)	$(1,000)

The accompanying notes are an integral part of these financial statements.

NXT Nutritionals Holdings, Inc.
(fka Goldvale Resources, Inc.)
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For nine months ending December 31, 2008 and 2007
From inception (April 25, 2006) through December 31, 2008

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2008	12/31/2007	INCEPTION

Net income (loss)	$17,101	$(2,887)	$(82,700)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	(3,500)	250	1,000
Increase (Decrease) in claims payable	(20,000)	-	-

Total adjustments to net income	(23,500)	250	11,000

Net cash provided by (used in) operating activities	(6,399)	(2,637)	(71,700)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	11,700	71,700

Net cash provided by (used in) financing activities	-	11,700	71,700

CASH RECONCILIATION

Net increase (decrease) in cash	(6,399)	9,063	-
Cash - beginning balance	6,399	4,871	-

CASH BALANCE END OF PERIOD	$-	$13,934	$-

The accompanying notes are an integral part of these financial statements.

NXT NUTRITIONALS HOLDINGS, INC.
(fka Goldvale Resources, Inc.)
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

NOTE  1  -  OPERATIONS  AND  BASIS  OF  PRESENTATION

NXT Nutritionals Holdings, Inc. – formally known as Goldvale Resources, Inc. - (the Company), an exploration stage company, was incorporated on April 25, 2006 in the State of Delaware.  The Company was an exploration stage mineral company. However, after the change in ownership on August 22, 2008, the Company plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company’s fiscal year end is March 31.

On May 15, 2006, the Company acquired two mineral claims located near Smithers, British Columbia, Canada.  The property consists of two mineral claims and is contiguous hard rock mineral. Both of the mineral claims have been reverted back to the seller.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establishing probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue and Cost Recognition

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry. Certain period expenses are recorded when obligations are incurred.

NXT NUTRITIONALS HOLDINGS, INC.
(fka Goldvale Resources, Inc.)
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

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

NXT NUTRITIONALS HOLDINGS, INC.
(fka Goldvale Resources, Inc.)
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

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

NXT NUTRITIONALS HOLDINGS, INC.
(fka Goldvale Resources, Inc.)
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

period from inception to August 22, 2008 of 16,340. However, $81,700 of the net operating loss carryforwards is disallowed due to the change in ownership of more than 50% and the change in continuity of business enterprise.

No provision was made for federal income tax since the Company has significant net operating losses. From August 23 through December 31, 2008, the Company incurred net operating losses for tax purposes of approximately $1,000. The net operating loss carry forwards may be used to reduce taxable income through 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$150
State net operating loss	50

Total deferred tax assets	200
Less valuation allowance	(200)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

NXT NUTRITIONALS HOLDINGS, INC.
(fka Goldvale Resources, Inc.)
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

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

NXT NUTRITIONALS HOLDINGS, INC.
(fka Goldvale Resources, Inc.)
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

During November 2008, the Company undertook a 2-for-1 forward stock split of the Corporation’s issued and outstanding shares.

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

NOTE 11 – SUBSEQUENT EVENTS

On November 20, 2008, Goldvale Resources, Inc. (the “Company”) entered into a binding letter of intent (the “Letter of Intent”) with NXT Nutritionals, Inc., a Delaware corporation (“NXT”). Pursuant to the terms of the Letter of Intent, NXT and the Company will commence the negotiation and preparation of a definitive share exchange

NXT NUTRITIONALS HOLDINGS, INC.
(fka Goldvale Resources, Inc.)
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

agreement which shall contain customary representations, warranties and indemnities as agreed upon by NXT, the Company and the shareholders of NXT, whereby the Company, NXT and the shareholders of NXT will complete a share exchange transaction (the “Transaction”) on or before January 31, 2009, subject to certain conditions precedent to the closing of the Transaction.

Pursuant to the Letter of Intent, upon the closing of the Transaction, the Company will acquire 100% of the issued and outstanding shares of NXT and shall issue to the NXT shareholders a total of 21,830,000 shares of common stock of the Company. Pursuant to the Transaction, NXT will become a wholly owned subsidiary of the Company.

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

To date, we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we began to explore our options regarding the development of a new business plan and direction.

Accordingly, on November 20, 2008, we entered into a binding letter of intent (the “Letter of Intent”) with NXT Nutritionals, Inc., a Delaware corporation (“NXT”). Pursuant to the terms of the Letter of Intent, NXT and the Company will commence the negotiation and preparation of a definitive share exchange agreement which shall contain customary representations, warranties and indemnities as agreed upon by NXT, the Company and the shareholders of NXT, whereby the Company, NXT and the shareholders of NXT will complete a share exchange transaction (the “Transaction”) on or before January 31, 2009, subject to certain conditions precedent to the closing of the Transaction.

Pursuant to the Letter of Intent, upon the closing of the Transaction, the Company will acquire 100% of the issued and outstanding shares of NXT and shall issue to the NXT shareholders a total of 21,830,000 shares of common stock of the Company. Pursuant to the Transaction, NXT will become a wholly owned subsidiary of the Company.

NXT is a developer and marketer of proprietary, patent-pending healthy alternative sweeteners, food and beverage products. The common ingredient for all of the Company’s products is its revolutionary all-natural sweetening system SUSTATM, a minimal calorie, all-natural, nutritional supplement whose ingredients enhance sweetness and reduce the need for sugar. SUSTATM serves as an ingredient/sweetener for its all-natural Healthy Dairy™ yogurt smoothies and Healthy Cola products, and will be sold as a stand-alone product as well.

In anticipation of the close of the Transaction, on December 3, 2008, we amended our Articles of Incorporation (the “Amendment”) to change our name to NXT Nutritionals Holdings, Inc.   The Amendment was approved by a majority of our Board of Directors and shareholders by written consent.

On November 26, 2008, our Board of Directors approved a 2-1 forward stock split (the “Forward Split”) of our issued and outstanding common stock with a record date of November 26, 2008. The Forward Split is only for our issued and outstanding shares and not our authorized shares. We had 16,585,000 shares outstanding prior to the split and, as a result of the Forward Split, we had 33,170,000 shares outstanding following the Forward Split.

Results of Operations

The Company did not have any operating income from inception through December 31, 2008. For the quarter ended December 31, 2008, the registrant recognized a net income of $17,101 and for the period from inception through December 31, 2008, the registrant recognized a net loss of $82,700. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of December 31, 2008, we had $0 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses from inception to December 31, 2008. The Company has not realized economic production from its mineral properties as of December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Brian Renda, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Renda concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 26, 2008, our Board of Directors approved a 2-1 forward stock split (the “Forward Split”) of our issued and outstanding common stock with a record date of November 26, 2008. The Forward Split is only for our issued and outstanding shares and not our authorized shares. We had 16,585,000 shares outstanding prior to the split and, as a result of the Forward Split, we had 33,170,000 shares outstanding following the Forward Split.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 3, 2008, we amended our Articles of Incorporation (the “Amendment”) to change our name to NXT Nutritionals Holdings, Inc.   The Amendment was approved by a majority of our Board of Directors and shareholders by written consent.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On November 20, 2008, we filed an 8-K disclosing a binding letter of intent with NXT Nutritionals, Inc., a Delaware corporation.

On December 11, 2008, we filed an 8-K disclosing the amendment to our Articles of Incorporation to change the Company’s name to NXT Nutritionals Holdings, Inc., and a 2-1 forward stock split of the Company’s issued and outstanding common stock with a record date of November 26, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXT NUTRITIONALS HOLDINGS, INC.

Date: February 10, 2009	By:	/s/ Brian Renda
Brian Renda
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors