Form 10-Q
period 2009-03-31
NXT Nutritionals Holdings, Inc.
filed 2009-07-13
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

NXT Nutritionals Holdings, Inc.
 (Exact name of registrant as specified in Charter

Delaware	333-147631
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

56 Jackson Street
Holyoke, MA 01040
 (Address of Principal Executive Offices)
 _______________

(413) 533-9300
 (Issuer Telephone number)
_______________

718 Richfield Avenue
Kenilworth, New Jersey 07033
(215) 696-8090
 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 13, 2009: 36,175,000 shares of common stock.

NXT NUTRITIONALS HOLDINGS, INC.

FORM 10-Q

March 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

NXT NUTRITIONALS HOLDINGS, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Page(s)
Balance Sheets as of March 31, 2009 (Consolidated) (Unaudited) and December 31, 2008 (Audited) –	1

Statements of Operations For the Three Months Ended March 31, 2009 (Consolidated) and March 31, 2008 (Unaudited) –	2

Statements of Cash Flows For the Three Months Ended March 31, 2009 (Consolidated) and March 31, 2008 (Unaudited) –	3

Notes to the Financial Statements (Unaudited)	4-18

NXT Nutritionals Holdings, Inc. and Subsidiaries
Balance Sheets

	March 31, 2009 (Consolidated)	December 31, 2008
	(Unaudited)	(Audited)
Assets

Assets:
Cash	$759,896	$274,198
Accounts receivable	84,823	208,169
Inventories	201,433	67,558
Prepaid expenses	-	33,000
Total Current Assets	1,046,151	582,925

Debt Issuance Costs - net	46,400	-

Total Assets	$1,092,551	$582,925

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$573,909	$636,864
Loans payable - related parties	890,636	811,510
Loans payable - other	125,100	25,100
Convertible notes payable - net	1,064,041	800,000
Accrued interest payable - related parties	26,642	1,144
Accrued interest payable - convertible notes	33,107	12,233
Total Current Liabilities	2,713,436	2,286,851

Long-term loans payable - related parties	-	388,500
Convertible notes payable, net of debt discount	24,094	-
Accrued interest payable - related parties	-	21,342
Total Long-Term Liabilities	24,094	409,842

Total Liabilities	2,737,530	2,696,693

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
36,200,000 and 34,619,195 shares issued and outstanding	36,200	34,619
Additional paid in capital	3,984,903	1,915,484
Accumulated deficit	(5,666,082)	(4,063,871)
Total Stockholders' Deficit	(1,644,979)	(2,113,768)

Total Liabilities and Stockholders' Deficit	$1,092,551	$582,925

See accompanying note to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2009 (Consolidated)	2008

Sales - net of slotting fees and discounts	$202,910	$620,916

Cost of sales	246,605	338,187

Gross profit (loss)	(43,695)	282,728

General and administrative expenses	1,477,806	157,115

Income (loss) from operations	(1,521,502)	125,613

Interest expense	(80,710)	(6,125)

Net income (loss)	$(1,602,211)	$119,488

Net Loss per Share - Basic and Diluted	$(0.05)	$-

Weighted Average Number of Shares Outstanding	35,217,846	22,201,957

See accompanying note to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2009 (Consolidated)	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,602,211)	$119,488
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issue costs	4,100	-
Amortization of debt discount	43,135	-
Provision (Recovery) for uncollectible accounts receivable	-	-
Contributed rent - related party	-	1,812
Stock based compensation	663,000	-
Warrants issued as consulting fee	280,000	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	123,347	(140,152)
Prepaid expenses	-	-
Inventory	(100,874)	(111,558)
Increase (Decrease) in:
Accounts payable and accrued expenses	(62,956)	(165,477)
Accrued interest payable - related party	4,156	4,105
Accrued interest payable - convertible notes	20,874	-
Other	-	2,557
Net Cash Used in Operating Activities	(627,429)	(289,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	-	268,001
Proceeds from loans payable - other	125,000	-
Proceeds from issuance of convertible notes	1,548,000	-
Debt issuance costs paid in cash	(50,500)	-
Payment on loans - related parties	(309,373)	-
Payments on convertible notes	(200,000)	-
Net Cash Provided By Financing Activities	1,113,127	268,001

Net Increase (Decrease) in Cash	485,698	(21,224)

Cash and Cash Equivalents - Beginning of Year	274,198	68,819

Cash and Cash Equivalents - End of Year	$759,896	$47,595

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income Taxes	$-	$-
Interest	$8,439	$2,120

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reclassification from prepaid to inventory	$33,000	$-
Accrual of 8% preferred return on class "B" member units	$-	$19,627
Beneficial conversion feature on convertible notes	$1,103,000	$-
Conversion of note payable in recapitalization	$25,000	$-

See accompanying note to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

Note 1 Basis of Presentation and Nature of Operations

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-KT, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007.  The interim results for the period ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year.

Nature of operations

NXT Nutritionals Holdings, Inc. ("Holdings), (formerly known as Goldvale Resources, Inc.) is a Delaware corporation incorporated in 2006.  On February 12, 2009 Holdings acquired NXT Nutritionals, Inc. (the “Company”, “NXT Nutritionals”, or “NXT, Inc”) a Delaware corporation incorporated in 2008.  See Note 4 for information regarding a reverse acquisition and recapitalization with a public shell corporation.

NXT Nutritionals, Inc. is a developer of proprietary, patent pending, healthy alternative sweeteners. The foundation and common ingredient for all of the Company’s products is the  all-natural sweetener SUSTA®. SUSTA® will also be sold as a stand-alone sweetener.

Healthy Dairy, LLC is a yogurt based beverage company selling non-fat yogurt smoothie products primarily to retailers. See Note 4 for information regarding a reverse acquisition and recapitalization.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.  Healthy Dairy, LLC has remained the accounting acquirer through both reverse acquisitions discussed.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the grocery industry, (ii) general economic conditions in the various local markets in which the Company competes, including the general downturn in the economy over the past year, and (iii) the volatility of prices pertaining to food and beverages in connection with the Company’s distribution of product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2009 or December 31, 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. The Company does not charge interest on past due receivables. Receivables are determined to be past due based on payment terms of original invoices.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

At March 31, 2009 and December 31, 2008, the Company recorded an allowance for doubtful accounts receivable of $0 and $0, respectively.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.  At March 31, 2009, inventory consisted of $63,272 of finished goods held for sale and raw materials of $138,161.  At December 31, 2008, respectively, all inventory consisted of finished goods held for sale.

Debt Issue Costs and Debt Discount

These items will be amortized over the life of the debt to interest expense.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Beneficial Conversion Feature

For convertible debt issued in 2009, the convertible feature of the convertible notes (See Note 5) indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt discount.

Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount from the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt. At each commitment date during 2009, the convertible debt instruments had an effective conversion rate per share in excess of the market price per share.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

Derivative Financial Instruments

Pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the Company reviews all convertible debt instruments for the existence of an embedded conversion option, which may require bifurcation, fair value accounting and a related mark to market adjustment at each reporting period end date.  In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock," and related guidance, the Company may be required to classify certain stock equivalents issued in connection with the underlying debt instrument as derivative liabilities.

In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing convertible debt instruments, management first reviews the guidance of EITF No.’s 98-5, 00-27 and 05-2 as well as SFAS No. 150 to determine if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.  In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.  In assessing the nature of a financial instrument as freestanding, the Company has applied the guidance pursuant to EITF No. 00-19.  Finally, the Company will apply the related guidance in EITF No.’s 00-19-2 and 05-4 as well as SFAS No. 5 when determining the existence of liquidated damage provisions.

Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During the three months ended March 31, 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition and records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products. Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

In accordance with EITF No. 01-9, expenses such as slotting fees and sales discounts are accounted for as a direct reduction to revenues.  During the three months ended March 31, 2009 and 2008, the Company recorded slotting fees and discounts to revenues of totaling $34,116 and $160,036, respectively.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s yogurt smoothie products.  Costs include product development, packaging and print production costs.

Shipping and handling costs

Shipping and handling costs related to the shipment of goods to customers is classified as cost of sales.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7 costs incurred for producing and communicating advertising for the Company are charged to operations as incurred.

Advertising expense for three months ended March 31, 2009 and 2008 was $157,982 and $75,579, respectively.

Stock-based compensation

All share-based payments to employees are recorded and expensed in the statement of operations as applicable under SFAS No. 123(R) “Share-Based Payment”.  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

Non-employee equity based compensation

Equity-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

For the three months ended March 31, 2009, the Company had 9,912,500 warrants and for the three months ended March 31, 2008, the Company had no common stock equivalents outstanding.  These common stock equivalents in 2009 were issued in connection with the Company’s convertible debt offering; however since the Company reflected a net loss in 2009, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “ Determination of the Useful Life of Intangible Assets” . This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS FSP 142-3, to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ( “FSP APB 14-1” ). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1, to have a material impact on its financial position, results of operations or cash flows.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

In October 2008, the FASB issued FSP FAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,602,211 and net cash used in operations of $627,429 for the three months ended March 31, 2009; and has a working capital deficit of $1,667,285, and a stockholders’ deficit of $1,644,979.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

The Company believes that the utilization of its unique ingredient “SUSTA” will allow new product development that will provide future positive cash flows.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Reverse Acquisition and Recapitalization and Share Purchase Agreement

On February 12, 2009, NXT Nutritionals Holdings, Inc. (“Holdings”) (formerly known as Goldvale Resources, Inc.), a then public shell corporation, merged with NXT Nutritionals, Inc. and NXT Nutritionals, Inc. became the surviving corporation, in a transaction treated as a reverse acquisition. Holdings did not have any operations and majority-voting control was transferred to NXT Nutritionals, Inc.  The transaction also requires a recapitalization of NXT Nutritionals, Inc. Since NXT Nutritionals, Inc. acquired a controlling voting interest, it was deemed the accounting acquirer, while Holdings was deemed the legal acquirer. The historical financial statements of the Company are those of NXT Nutritionals, Inc. and Subsidiaries, and of the consolidated entities from the date of merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

Pursuant to the merger, Holdings majority stockholder cancelled 20,000,000 shares of common stock and concurrently issued 22,480,000 shares of common stock to NXT Nutritionals, Inc.  Upon the closing of the reverse acquisition, NXT Nutritionals, Inc. stockholders held 63% of the issued and outstanding shares of common stock.

Note 5 Convertible Notes Payable, and Loans Payable Related Parties

(A)	Loans Payable – Related Parties

In December 2006 and March 2007, respectively, the Company received an aggregate $150,000 and $50,000 from related parties.  These advances, totaling $200,000, bear interest at 7.2% and are secured by all assets of the Company.  These advances are due on March 21, 2009. The Company repaid $400 during the year ended December 31, 2008.  The Company repaid the remaining $199,600 of advances in March 2009.

On March 7, 2008, the Company entered into a loan agreement with a former related party to borrow an amount up to $388,500, of which $120,274 was advanced, with no stated terms during December 2007. An additional $268,226 was advanced during 2008. These loans bear interest at 6% with a default rate of interest of 12%.  The loans are secured by all assets of the Company.  These loans are due on March 7, 2010. The Company has repaid $90,000 of these advances in May 2009. The Company still has a balance due of $298,500 as of July 8, 2009.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

During the three months ended March 31, 2009, the Company repaid $110,000 to unit holders associated with the October 31, 2008 share exchange agreement between NXT, Inc. and Healthy Dairy, LLC and NXT, LLC. The Company repaid an additional $110,000 in May 2009. The Company still has a balance due on this portion of approximately $392,000.

(B)	Loans Payable – Other

On November 4, 2008, an investor paid $25,000 of expenses on behalf of the Company.  This advance was non-interest bearing, unsecured and due on demand. The $25,000 loan was converted to stock upon recapitalization with NXT Nutritionals Holdings, Inc. on February 12, 2009.

(C)	Convertible Debt with Series A and B Warrants

During the three months ended March 31, 2009, the Company issued convertible notes payable aggregating $1,830,000 to third parties (“the Notes”).  The Notes bear interest at 12%. The Notes are secured by all assets of the Company.  Of the total, $595,000 of this convertible debt is due during the first quarter of 2010 (short term debt), these notes contain Series A warrants.  The remaining $1,235,000 is due during the first quarter of 2012 (long term debt), these notes contain Series A and B warrants.

Notes issued with Series A warrants ($595,000) were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.40/share.

Notes issued with Series A and B warrants ($1,235,000) were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.40/share and 100% coverage, Series B five-year detachable stock purchase warrants having an exercise price of $0.60/share.

As a result, the Company granted 7,662,500 additional warrants.

The Notes are subject to mandatory conversion, if, at any time after closing, a reverse acquisition with a public shell company and prior to the maturity dates of these convertible notes, the Company completes a private placement (“new financing”) of convertible debt financing of between $2,000,000 - $5,000,000. As of July 8, 2009, the Company’s offering remained open.  Under a new financing, the new convertible debt financing, these convertible notes would have a term of three years, convertible at $0.40/share, and contain detachable five-year stock purchase warrants to purchase 100% of the equivalent shares in the public company underlying this new convertible debt financing.  The warrants would be exercisable at $0.60/share.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

In connection with convertible debt issued in 2009, the Company has determined that the application of EITF No. 98-5 and APB No.14 is applicable for these conventional convertible debt instruments.  The Company first determined the fair value of the warrants based upon the following management assumptions:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.93% - 2.84%

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for a portion of these issuances of convertible debt was below market price.

The Company recorded a beneficial conversion feature in connection with the issuance of certain of these notes in the amount of $1,385,000.  Of the total, $282,000 pertains to an original issue discount associated with the debt issuance computed as the difference between the face amount of the debt and the cash received.

In March 2009, the Company repaid principal of $200,000 and $7,919 of related accrued interest associated with certain convertible debt issued during October 2008.

(D)	Debt Issuance Costs

In connection with raising convertible debt, the Company paid debt issue costs to a family member of the Chairman of the Board totaling $50,500.  During the three months ended March 31, 2009, the Company amortized $4,100.

Note 6 Stockholders Deficit and Redeemable Equity

(A)	Common Stock

On February 12, 2009, the Company issued 1,030,805 shares of common to members of the board of directors and outside consultants for services rendered, having a fair value of $6,500 ($0.01/share), based upon the value of the services rendered to the private company prior to the reverse acquisition.

On March 24, 2009, the Company issued 250,000 shares of common stock to consultants for services rendered, having a fair value of $312,500 ($1.25/share), based upon the quoted closing trading price. The Company also granted 250,000, 5 year stock purchase warrants, to purchase shares of the Company’s common stock at an exercise price of $0.60.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

The Company determined the fair value of the warrants was $280,000, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.7%

On March 24, 2009, the Company issued 175,000 shares of common stock to consultants to settle accounts payable from 2008 totaling $70,295 and an additional $148,455 for services rendered in 2009.  The stock issuance has a fair value of $218,750 ($1.25/share), based upon the quoted closing trading price.

On March 24, 2009, the Company issued 100,000 shares of common stock to consultants for services rendered, having a fair value of $125,000 ($1.25/share), based upon the quoted closing trading price.

(B)	Cumulative Preferred Redeemable Class “B” Units

For the three months ended March 31, 2008, the Company accrued $19,627 in preferred dividends. Effective October 31, 2008, class “B” units ceased to exist.

(C)	Contributed Capital – Former Related Party

During the three months ended March 31, 2009 and 2008, the Company recorded contributed capital of $0 and $1,812, respectively, for rent expense.  A former member of the Company provided the use of their home to conduct business on behalf of the Company.

(D)	Placement Agent Agreement

Under the terms of an investment banking agreement dated August 12, 2008, the Company entered into a settlement and release agreement (“agreement”) with a placement agent on November 25, 2008. No amounts were due under the terms of this agreement for completed financings. The Company agreed to pay $50,000 as reimbursement for expenses incurred while engaged.  The Company paid $25,000 in December 2008 and an additional $25,000 in January 2009.

The Company also agreed to issue equity compensation after the Company effects a reverse acquisition with a public shell company. The terms are (i) 250,000 shares of common stock, (ii) 250,000 five-year warrants at an exercise price of $0.60/share.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

(E)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable - December 31, 2007	-	$-
Granted	2,000,000	$0.40
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2008	2,000,000	$0.40
Exercisable - December 31, 2008	2,000,000	$0.40
Granted	7,912,500	$0.48
Exercised	-	$-
Forfeited	-	$-
Outstanding – March 31, 2009	9,912,500	$0.47
Exercisable - March 31, 2009	9,912,500	$0.47

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40-$0.60	9,912,500	4.87years	$0.47	9,912,500	$0.47

At March 31, 2009 and December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $6,073,000 and $0, respectively.

Note 8 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

Note 9 Employment Agreements

On February 12, 2009, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer. The terms of the agreements are as follows:

(1)	CEO

●      3 year term
●      $120,000 annual salary

(2)	CFO

●      2 year term
●	Cash for services rendered by the CFO’s accounting firm at a fixed rate of $39,000 per year.
●
200,000 shares of the Company’s common stock, having a fair value of $2,000 ($0.01/share), based upon the fair value of services rendered to third parties for services rendered.  These shares will vest 25,000 shares per quarter.  During the three months ended March 31, 2009, the CFO vested in the first 1/8 of the stock award.

Note 10 Subsequent Events

(A)	Convertible Debt and Warrants and Repayment

Debt Issued with Series A and B Warrants

During the period from April 1, 2009 through June 1, 2009, the Company issued convertible notes payable aggregating $854,100 to third parties (“the Notes”).  The Notes bear interest at 12%. The Notes are secured by all assets of the Company.  These  notes are due during the second quarter of 2012 (long term debt), these notes contain Series A and B warrants.

Notes issued with Series A and B warrants were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.40/share and 100% coverage, Series B five-year detachable stock purchase warrants having an exercise price of $0.60/share.

As a result, the Company granted 4,270,500 additional warrants.

The Notes are subject to mandatory conversion, if, at any time after closing, a reverse acquisition with a public shell company and prior to the maturity dates of these convertible notes, the Company completes a private placement (“new financing”) of convertible debt financing of between $2,000,000 - $5,000,000. As of July 8, 2009, the Company’s offering remained open.  Under a new financing, the new convertible debt financing, these convertible notes would have a term of three years, convertible at $0.40/share, and contain detachable five-year stock purchase warrants to purchase 100% of the equivalent shares in the public company underlying this new convertible debt financing.  The warrants would be exercisable at $0.60/share.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
Unaudited

In connection with convertible debt issued in 2009, the Company has determined that the application of EITF No. 98-5 and APB No.14 is applicable for these conventional convertible debt instruments.  The Company first determined the fair value of the warrants based upon the following management assumptions in the fair value pricing model:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.93% - 2.84%

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for these issuances of convertible debt was below market price.

The Company recorded a beneficial conversion feature in connection with the issuance of these notes in the amount of $657,000.  Also, the Company has recorded an additional debt discount of $197,100 pertaining to an original issue discount.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on July 13, 2009.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

COMPANY OVERVIEW

We are a development stage company that focuses on marketing SUSTA Nectar, a table top sweetener alternative, and developing SUSTA-enhanced products such as Healthy Dairy® Smoothies.  On February 12, 2009 (the “Closing Date”), we entered into a share exchange agreement (the “Share Exchange Agreement”) with NXT Nutritionals, Inc. (“NXT Nutritionals”), a Delaware company, and the shareholders of NXT Nutritionals (the “NXT Shareholders”). On the Closing Date, pursuant to the terms of the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of NXT Nutritionals from the NXT Shareholders. In exchange, we issued to the NXT Shareholders, their designees or assigns, 22,480,000 shares of our common stock or 63.06% of the shares of our common stock issued and outstanding after the closing of the Share Exchange.

Pursuant to the terms of the Share Exchange Agreement, Brian Renda, the principal shareholder and former officer and director, cancelled a total of 20,000,000 shares of our Common Stock.  Pursuant to the Share Exchange Agreement, NXT Nutritionals, Inc. became our wholly-owned subsidiary.

Through our wholly owned subsidiary NXT Nutritionals, we are a developer and marketer of a proprietary, patent-pending healthy alternative sweetening system, and other food and beverage products. The common ingredient for all of the Company’s products is its revolutionary all-natural sweetening system SUSTA™, a minimal calorie, all-natural, nutritional supplement whose ingredients enhance sweetness and reduce the need for sugar.  SUSTA™ serves as an ingredient/sweetener for its all-natural Healthy Dairy™ yogurt smoothies, and is also sold as a stand-alone product as well. NXT Nutritionals will market SUSTA™ in three primary categories:

•	SUSTATM Nectar (table top sweetener alternative)
•	SUSTATM ingredient (beverages, cereals, baked goods, dairy products, candy and chewing gum)
•	and NXT/SUSTATM branded products (beverages, water, nutritional bars and supplements)

Our mission is to provide consumers with unique, healthy, delicious products that promote a healthier lifestyle and combat obesity and diabetes.

SUSTA™ is a minimal calorie, all natural, low glycemic index nutritional sweetening system. It is a proprietary blend of inulin fiber, fructose, botanical extracts, natural flavors, vitamins, minerals, and probiotics that is patent pending in the U.S. and Canada and patented in Australia and New Zealand.

SUSTA Nectar is a table top sweetener alternative, totally free of synthetic or processed chemicals. SUSTA Nectar can be used in coffees, teas, other beverages, cereals, and any other foods that require a sweetener. SUSTA Nectar is targeted at individuals craving sweeteners but for whom sugar is either not a viable option, or is an undesirable option. Healthy Dairy® yogurt smoothies are a SUSTA-enhanced best-in-class, non-fat reduced-calorie yogurt product that is unique in the marketplace.

Our initial focus is to bring SUSTA to the retail marketplace nationwide, expand the Healthy Diary yogurt smoothie product line from the east coast to nationwide reach, and eventually to expand the Healthy Dairy brand to include product lines such as cup yogurt and ice cream.

RESULTS OF OPERATIONS

Summary Income Statement for the Three Months Ended March 31, 2009 and 2008

	Three months ended
	March 31, 2009	March 31, 2008
Revenue – net of slotting fees and discounts	$202,910	$620,916
Gross Profit	$(43,695)	$282,728
Operating Expense	$1,477,806	$157,115
Interest Income (Expense), net	$(80,710)	$(6,125)
Net Income (Loss)	$(1,602,211)	$119,488
Earnings (Loss) per Share	(0.05)	0.00

For the three months ended March 31, 2009 and 2008, the Company reported a net loss of $(1,602,211), or $(0.05) per share and net income of $119,488 or $0.00 per share, respectively. The change in net income (loss) between the three months ended March 31, 2009 and 2008 was primarily attributable to two significant events:  The economic marketplace significantly declined during the last few months of 2008 and during the period ended March 31, 2009.  Net sales declined significantly as a result.  We also completed a reverse acquisition with a public shell company on February 12, 2009.  We realized significant professional expenses associated with this undertaking, both in cash compensation as well as equity based payments.

Revenue: Sales decreased approximately 67% to $202,910 during the three months ended March 31, 2009, down from $620,916 during the corresponding three months ended March 31, 2008.  The significant decrease is primarily due to low sales from two of the Companies major distributors as well as the sharp decline in the United States economy.  Management was also working toward the launch of the SUSTA brand, which subsequently launched on April 30, 2009.

Gross Profit: Gross profit decreased significantly during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  This decrease is primarily attributable offering significant discounts and favorable terms with our distributors and customers in an attempt to maintain and increase brand awareness.  We also realized an increase in the cost of raw materials during the three months ended March 31, 2009, as compared to March 31, 2008.

General and Administrative Expense: General and administrative expenses increased 840% during the three months ended March 31, 2009, up to $1,477,806 from $157,115 during the corresponding three months ended March 31, 2008.  The increase in general and administrative expenses is primarily attributable to management’s plan to recapitalize with a Public Company during early 2009.  We  incurred a significant increase in professional fees and consulting fees during these efforts, both in cash and equity based compensation.

Other Income and Expenses: Other income and expenses increased by approximately $(74,584) to $(80,710) for the three months ended March 31, 2009 as compared to $(6,125) during the corresponding three months ended March 31, 2008.  The increase is primarily attributable to the interest on our  notes to related parties, which increased significantly during the year ended December 31, 2008 as compared to the year ended December 31, 2007, and convertible notes that were issued during the fourth quarter of 2008 as well as during the three months ended March 31, 2009, and the amortization of debt discounts associated with the convertible notes.

Going Concern: As shown in the accompanying financial statements, the Company incurred a net loss of $(1,602,211) during the three months ended March 31, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by $1,667,285. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.
Management of the Company plans to address this concern by doing the following:

•	Raising additional capital convertible note offerings

•	Launching the SUSTA Brand, which was brought to the market on April 30, 2009

•	Securing favorable raw material and manufacturing rates with our vendors

•	Continuing to increase brand awareness for Healthy Dairy Yogurt Smoothies.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has already been successful in setting its plan in action and looks forward to further progress as the year progresses.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2009 compared to December 31, 2008.

	Three months ended Year ended
	March 31, 2009	December 31, 2008	Increase/(Decrease)
Current Assets	$1,046,151	$582,925	$463,226
Current Liabilities	$2,713,436	$2,286,851	$426,585
Working Capital (Deficit)	$(1,667,285)	$(1,703,926)	$(36,641)

As of March 31, 2009, we had a working capital deficit of $1,667,285 as compared to a working capital deficit of $1,703,926 as of December 31, 2008, a decrease of $(36,641). The decrease is primarily a result of an increase in cash of  $485,698, an increase in inventory of $133,875, a decrease in accounts payable and accrued expenses of $62,955 offset by an increase in related party notes along with accrued interest in the amount of  $4,624, an increase in convertible notes along with accrued interest in the amount of $284,915, an increase in loans payable-other in the amount of $100,000, a decrease in accounts receivable of $123,346 and a decrease in prepaid expenses of $33,000.

Net cash used for operating activities for the three months ended March 31, 2009 and 2008 was $(627,429) and $(289,224), respectively. The Net income (loss) for the three months ended March 31, 2009 and 2008 was $(1,602,211) and $119,488, respectively.

Net cash obtained through all financing activities for three months ended March 31, 2009 was $1,113,127 as compared to $268,000 for the three months ended March 31, 2008.

Management anticipates being able to fund the Company’s foreseeable liquidity requirements through the financing it will continue to obtain during the rest of 2009. However, the Company can give no assurances that any more financing will be consummated. The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “ Determination of the Useful Life of Intangible Assets” . This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS FSP 142-3, to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ( “FSP APB 14-1” ). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1, to have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.
We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition and records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.

Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.  In accordance with EITF No. 01-9, expenses such as slotting fees, sales discounts, and reclamation are accounted for as a direct reduction to revenues.

Beneficial Conversion Feature

For all convertible debt issued in 2008, the convertible feature of the convertible notes (See Note 6) did not provide for a rate of conversion that was below market value. If it were to exist, this feature would normally be characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” If the Company were to record a BCF, the relative fair value of the BCF would be recorded as a debt discount from the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt. At each commitment date during 2008, the convertible debt instruments had an effective conversion rate per share in excess of the market price per share.

Stock-based compensation

All share-based payments to employees are recorded and expensed in the statement of operations as applicable under SFAS No. 123(R) “Share-Based Payment”.  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-employee equity based compensation

Equity-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

OFF-BALANCE SHEET ARRANGEMENTS:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4T.   Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.
Management's conclusion is based on, among other things, the financial statements restatements recorded for fiscal years 2007 and 2006, and for the nine months ended September 30, 2008 and 2007 and for the lack of segregation of duties and responsibilities within the Organization.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and
2.	We will increase management oversight of accounting and reporting functions in the future.
3.	As of February 12, 2009, we engaged a chief financial officer with extensive SEC reporting experience. His primary function is to oversee the financial reporting process.
4.	During the three months ended March 31, 2009, we appointed a chair to our audit committee. Our new audit committee chair has extensive experience in SEC reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no pending ligation against NXT Nutritionals Holdings, Inc., or any of the subsidiaries of NXT Nutritionals Holdings, Inc.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2009, pursuant to the share exchange agreement between the Company and NXT Nutritionals, Inc., the Company’s majority stockholder cancelled 20,000,000 shares of common stock, and the Company concurrently issued 22,480,000 shares of common stock to NXT Nutritionals, Inc. shareholders, in exchange for all of the outstanding shares of NXT Nutritionals, Inc. common stock. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

On March 24, 2009, we issued a total of 525,000 shares of our common stock to various consultants for services rendered.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

                On February 12, 2009, the Company filed a Form 8-K with the SEC disclosing acquisition of NXT Nutritionals, Inc. through a share exchange agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NXT NUTRITIONALS HOLDINGS, INC.
Registrant

Date: July 13, 2009	By: /s/ Francis McCarthy
Francis McCarthy
President, and Chief Executive Officer

Date: July 13, 2009	By: /s/ David Briones
David Briones
Chief Financial and Accounting Officer