Form 10-KT
NXT Nutritionals Holdings, Inc.
filed 2009-07-13
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for the fiscal year ended December 31, 2008 (due to the change in fiscal year)

Commission File No. 333-147631

NXT Nutritionals Holdings, Inc.

 (Name of small business issuer in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
56 Jackson Street Holyoke, MA	01040
(Address of principal executive offices)	(Zip Code)

(413) 533-9300
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Revenues for twelve months ended December 31, 2008: __________

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

As of July 13, 2009, the registrant had 36,175,000 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

i

PART I

ITEM 1.      BUSINESS

Overview

Company Structure

We are a Delaware corporation formed on April 25, 2006 to search for available properties in north central British Columbia for the acquisition and exploration of mineral properties.   We were unable to raise the required additional funds through either debt or equity offerings to continue with our business operations.

Accordingly, we entered into a share exchange agreement (the “Share Exchange Agreement”) with NXT Nutritionals, Inc. (“NXT Nutritionals”), a Delaware company, and the shareholders of NXT Nutritionals (the “NXT Shareholders”) on February 12, 2009 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of NXT Nutritionals from the NXT Shareholders. In exchange, we issued to the NXT Shareholders, their designees or assigns, 22,480,000 shares of our common stock or 63.06% of the shares of our common stock issued and outstanding after the closing of the Share Exchange.

Pursuant to the terms of the Share Exchange Agreement, Brian Renda, the then principal shareholder and former officer and director, cancelled a total of 20,000,000 shares of our common stock. Pursuant to the Share Exchange Agreement, NXT Nutritionals became our wholly-owned subsidiary. NXT Nutritionals has two wholly owned subsidiaries, NXT, LLC and Healthy Dairy, two limited liabilities companies incorporated in the State of Delaware, which NXT Nutritionals acquired pursuant to a unit purchase agreement effective October 31, 2008.

Business

We operate our business through NXT Nutritionals, our wholly owned subsidiary. NXT Nutritionals is a developer and marketer of a proprietary, patent-pending healthy alternative sweetening system, and other food and beverage products. The common ingredient for all of its products is its revolutionary all-natural sweetening system SUSTA™, a minimal calorie, all-natural, nutritional supplement whose ingredients enhance sweetness and reduce the need for sugar.  SUSTA™ serves as an ingredient/sweetener for its all-natural Healthy Dairy™ yogurt smoothies, and will be sold as a stand-alone product as well. We will market SUSTA™ in three primary categories:

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

Our initial focus will be to bring SUSTA to the retail marketplace nationwide, expand the Healthy Diary yogurt smoothie product line from the east coast to nationwide reach, and eventually to expand the Healthy Dairy brand to include product lines such as cup yogurt and ice cream.

Products

SUSTA™

SUSTA™ is an all-natural low calorie nutritional sweetening system.  SUSTATM transforms sweet to nutritious while stabilizing blood sugar and providing protective nutrition and sustained energy. SUSTATM is a proprietary blend of inulin fiber, fructose, natural flavors, vitamins, minerals, and probiotics and is totally free of synthetic or processed chemicals. SUSTATM has minimal calories, no lingering aftertaste and its ingredients are all-natural.

SUSTA™ Nectar

We are focused on launching SUSTA™ Nectar into the U.S. table top sweetener market. SUSTA™ Nectar can be used in coffees, teas, other beverages, cereals, and any other foods that require a sweetener.

Brand awareness of SUSTA™ Nectar will be driven by an aggressive PR campaign and a massive sampling program.  Additionally, more traditional levers in the retail sales channel like advertising, trade incentives, price promotions, couponing, and demonstrations will be employed.    Because of the health benefits of SUSTA™ NXT Nutritionals will next expand into the bulk ingredient segment targeting consumer food and beverage product companies such as General Mills, Smuckers and soft drink giants like Coca Cola and Pepsi Cola. We will target these consumer food and beverage companies to incorporate SUSTA into their products to provide a healthy alternative to sugar, artificial sweeteners and other natural sweeteners that do not provide the features and nutritional benefits of SUSTA.

Healthy Dairy® Yogurt Smoothies

We have developed a line of SUSTA™-enhanced best-in-class, non-fat reduced-calorie yogurt smoothies which are marketed as Healthy Dairy® Smoothies.  Healthy Dairy® Smoothies are offered in 5 different flavors: strawberry, peach, mixed berry, tropical fruit, and strawberry-banana. They are packaged in 12 bottle cases of 10 oz. plastic bottles.  Healthy Dairy® Smoothies contain cultured pasteurized skim milk, real fruit, pure cane sugar, soluble fiber, tapioca starch, natural flavors, phytosterols (plant sterols), SUSTA™, antioxidant botanicals, and many beneficial vitamins totaling 170 calories per bottle. Healthy Dairy® Smoothies leverages the developed SUSTA™ technology and offers a broad nutritional composition of important nutrients that promote health and fitness with outstanding taste and sweetness with significantly fewer calories than all other current key competitors.

Healthy Diary® smoothies, now in 3,000+ stores in 14 states, hold 6th in category sales nationwide with only regional distribution. The Drinkable Yogurt Market is a 6% share ($221 Million) of the $3.5 Billion Yogurt Market that is growing annually by 5% in the US and 10% globally providing much room for sustainable growth. No other smoothie products in the marketplace today have Healthy Dairy’s® combination of appealing packaging, the health benefits of SUSTATM alternative sweetener, and our taste profile.

Market

SUSTA Nectar

Market Opportunities

The rise in type-II diabetes and the epidemic proportion of obesity result in an increased market demand for alternative sweeteners. SUSTA Nectar is uniquely formulated to take advantage of this demand, targeted at individuals craving sweetness but for whom sugar is either not a viable option, or is an undesirable option. Our target demographics include:

•	Diabetics, individuals on diets, and those proactively managing obesity. Given today’s environment, with the increase in obesity and diabetes, this is a mass market product.

•
The most important group is that of head-of-household moms that bring healthy choices into the household. These moms, who range in age from 20 to 50 years old, make the key food purchase decisions for the household, are employed, and are concerned about health and fitness for their families.

•
Not far behind in terms of focus are consumers who shun synthetic sweeteners.  This list is headed by consumers who have an affinity for natural products, many of whom are fanatical as it relates to purchasing natural products. Consumers are increasingly aware that “you are what you eat” – this awareness has led to a change in consumer behavior as evidenced by the growth of the organic and all natural food sector.

•	And finally, SUSTA Nectar is aimed at those that have active lifestyles and are wellness advocates who tend to be sports enthusiasts, such as runners, bikers, climbers, walkers, devoted exercisers.

 Marketing Strategy

Our initial efforts are focused on launching SUSTA Nectar into the U.S. table top sweetener market, and targeted at the natural sweeteners segment that is less entrenched and has less formidable competitors. Brand awareness of SUSTA Nectar will be driven by an aggressive marketing / public relations campaign and a massive sampling program. Additionally, more traditional levers like advertising, trade incentives, price promotions, couponing, and demonstrations will be employed. Because of the health benefits of SUSTA Nectar, especially for diabetics, we will partner with a number of health organizations, including the American Diabetes Association, and engage a number of high profile celebrities to use and endorse SUSTA Nectar.

As the launch of SUSTA Nectar takes off in retail channels, we will expand into the bulk ingredient segment. We will target consumer food and beverage product companies such as General Mills, Smuckers and Pepsi to incorporate SUSTA into their products to provide a healthy alternative to sugar, artificial sweeteners and other natural sweeteners.

 Healthy Dairy® Smoothies

Market Opportunities

The drinkable yogurt market is a 6% share ($221 Million) of the $3.5 Billion yogurt market. The yogurt market is growing annually by 5% in the U.S. and 10% globally leaving much room for sustainable growth.

Marketing Strategy

Although yogurt products span the globe and are consumed within the majority of the included cultures, Healthy Dairy® will initially target women and the Natural and Health Foods consumers.  The most important group is that of head-of-household moms that bring healthy choices into the household. These moms, who range in age from 20 to 50 years old, make the key food purchase decisions for the household, are employed, and are concerned about health and fitness for their families. Healthy Dairy® will attract these moms due to the health and fitness benefits offered at the initial competitive price. Our goal is to create and maintain a high level of brand loyalty.  Management believes that Healthy Dairy® will gain significant market share by maintaining its advantage with our proprietary, innovative formulation, calorie / portion control, excellent performance, fair pricing,  establishing a brand-customer relationship with our marketing initiatives,  and receiving endorsements from key celebrities.

Healthy Dairy® has produced and shipped thousands of cases of product to many of the largest most respected food stores in the country, and our product is currently in thousands of stores with a concentration on the East Coast, including A&P, Pathmark, Whole Foods and Shop Rite to name a few.  Growth has been directed by a very experienced management team. Their combined years of experience accumulate to over a century of dedicated involvement in the management of global product-lines and their bottom-line profits.

Healthy Dairy® recognizes that to compete with the giants that currently control over 70% of the Drinkable Yogurt Smoothie market is a complex strategy that needs traditional and non-traditional solutions for continued acquisition of their territories. Our competitors have established brands that have built market awareness over many years. To accomplish our goals and increase our market share, Healthy Dairy® has embarked on a plan that requires funding of this multifaceted initiative.  Healthy Dairy® will employ a differentiation strategy by developing a strong brand image with emphasis on our proprietary ingredients, health and fitness benefits, calorie / portion control, superior service, a strong distribution network, and consumer preferred taste.

Distribution

SUSTA Nectar

We intend to capture market share in the mainstream grocery channel that we have already begun penetrating with our Healthy Dairy® yogurt smoothie product over the last two years, with several thousand locations up and down the East Coast. Leading brokers in the country, including Advantage Sales and Marketing, C&S and United Distributors, have agreed to carry SUSTA Nectar. Whole Foods, the leading natural grocery chain, has agreed to carry SUSTA Nectar. Management believes that our established relationships with these groups, through existing Healthy Dairy® sales, will allow us to quickly scale up our marketing efforts with SUSTA.

Healthy Dairy® Smoothies

Healthy Dairy® recognizes the importance of the distribution and selling functions to a sustainable business and therefore implemented the following actions:

•
Contracted distribution with C&S Wholesale Grocers who has provided first-class warehousing & distribution services for over 85 years to many U.S. customers. With over 60 warehouse facilities throughout the United States, C&S Associates serve some of the largest supermarket chains in the nation.  C&S Wholesale Grocers ensures fair grocery prices for retailers and consumers by:

o	Purchasing goods directly from the manufacturer
o	Storing stock in vast secure warehouse facilities

o	Distributing products to independent grocery stores, supermarkets & military bases
o	Passing on great savings to consumers assuring quality products at the best prices

•
Contracted sales with Advantage Sales and Marketing, LLC (“ASM”), one of the country's leading sales and marketing agencies. Advantage specializes in outsourced sales, merchandising, category management, and marketing services to manufacturers, suppliers, and producers of food products and consumer packaged goods.  ASM services a variety of trade channels such as grocery, mass merchandise, specialty, convenience, drug, dollar, club, hardware, and home stores.

COMPETITION

SUSTA Nectar

SUSTA’s major competitors in the Alternative Sweetener space are:

Splenda	61% market share
Equal	13% market share
Sweet’n Low	13% market share
Other	13% market share includes a variety of competitors – best known brands/producers in this segment include NutraSweet, ADM, & Cargill
(Source: IRI – Information Resources International)

Although we compete against all of the products and companies listed, there are major differences between our SUSTA and the competitive field in the retail marketplace for alternative sweeteners. SUSTA is a comprehensive nutritional sweetening system, a nutrient dense package of all natural ingredients, and totally free of synthetic or processed chemicals. SUSTA contains a proprietary blend of probiotics, botanical extracts, fiber, vitamins, minerals, and antioxidants that is unique in the retail marketplace today.

SUSTA as a nutritional sweetening system aids in digestion and supports the immune system, is rich in fiber, nutrients, antioxidants and probiotics and is low glycemic. SUSTA is like a sugar-shield in the food we eat. SUSTA works with the body naturally to help tame and transform problem-making, fast absorbing sugars and carbohydrates, into slower absorbing, healthier protected energy. SUSTA provides vital dietary fiber, antioxidants and key cellular nutrients that are needed for a smoother running, more calorie efficient metabolism. And importantly, SUSTA nutrition supports the health of the bones, heart, and immune system.

Management views Splenda, Equal, Sweet’N Low and Truvia (the most prominent of the all natural brands based on the Stevia plant) as its main competitors. We will position SUSTA as a healthy, all natural, low calorie alternative to sugar and artificial sweeteners with our “Naturally Healthy, Naturally Sweet” campaign.

While McNeil Nutritionals has established Splenda as the dominant brand in the space, our management believes that with our differentiation marketing plan, which includes celebrity marketing, public relations, a major cause marketing program, and a massive sampling program, we will be ideally positioned to a) start off by taking market share from other all-natural sweeteners that do not have the features and health benefits of SUSTA, and b) after establishing SUSTA, we will begin to take market share from Splenda and the other major artificial sweetener brands. Executing this plan on a nationwide basis will be contingent on the Company’s ability to continue to raise capital.

Healthy Dairy® Smoothies

Healthy Dairy® smoothies is the only major brand of yogurt smoothies that contains plant sterols, which may reduce the risk of heart disease and help lower cholesterol when combined with a low saturated fat and cholesterol diet.

We  believe that today’s consumers who are concerned about living longer and healthier lives will increasingly switch to Healthy Dairy® Smoothies as consumer awareness of our products increases upon the launch of our advertising, celebrity marketing and public relations campaigns. Our product has high nutritional content, no fat and 1/3 less calories than our closest competitor.

INTELLECTUAL PROPERTY

Patent

The SUSTA formulation is patented in New Zealand and Australia. We have filed the patent application for the propriety formulation of its all natural sweetening system, SUSTA, in the United States and Canada.  The patent for SUSTA is held by NXT, LLC, a wholly owned subsidiary of NXT Nutritionals.

BRIEF SUMMARY OF THE INVENTION

The present invention provides a carbohydrate modifying formulation or agent of synergistic ingredients, pertaining to the metabolism of mono and disaccharides.  Metabolically, the formulation of the invention slows the absorption of sugars, modifies the release of insulin, and stabilizes blood sugar response.  Additionally, the oral ingestion of the formulation of the invention prevents or reduces the formation of dental caries by inhibiting the metabolic capability of dental plaque-forming bacteria to convert sugars into erosive, tooth-decaying acids.

The formulations of the invention provide direct and indirect positive effects on sugar metabolism and blood sugar response.  Thus, the formulations of the invention, when consumed in normal amounts, do not adversely contribute or aggravate such conditions as obesity, diabetes, or dietary-based, hormone related hyperactivity such as that often described in young children.

A formulation of the invention may be in liquid or dry form.  That is, it may be in the form of a powder that comprises or contains the formulation, or in the form of a liquid, either an aqueous liquid or a non-aqueous liquid.  In one preferred aspect, the invention provides a finished, water-based beverage, into which the formulation of the invention is incorporated.  Moreover, the invention provides a finished water-based beverage, which is acidified and which includes a formulation of the invention.

The invention also includes a method of slowing absorption of sugars, for instance, from the intestine of a subject (including but not limited to a human individual), that comprises administering to the subject, or making available for ingestion by the mammal, a formulation of the invention.  The formulation becomes effective when in an aqueous medium, which may be provided extrinsically, for instance by oral or intravenous administration or ingestion of an aqueous liquid containing the formulation, or intrinsically, for instance by ingestion of a solid formulation of the invention which is acted on by the body’s digestive secretions and conveyed to and through the body’s digestive system (an aqueous environment).

Additional objects and advantages of the invention will be apparent from the detailed description as follows:

DETAILED DESCRIPTION OF THE INVENTION AND THE PREFERRED EMBODIMENTS

The present invention provides a formulation having desirable properties built upon synergistic ingredients; maintaining low simple sugar levels; and slowing down the normally rapid absorption of simple sugars from the gut.  This objective best optimizes energy levels by thwarting the potential destabilizing effects on blood sugar and insulin response, by preferably utilizing a polysaccharide matrix of complex carbohydrates and soluble gum fibers.

The invention provides numerous advantages not found in other agents including, but not limited to, limiting the effects of excessive use of ingredients, such as sugar, that may promote greater oxidative stress and actually reduce energy.  Ingredients are preferably chosen from among those that neutralize and inhibit free radical production and oxidative stress and, therefore, help to protect the cellular energy generating mechanisms.  Moreover, presently preferred ingredients are those that assist in the cellular utilization and burning of fuels for energy.  The composition of the invention also provides multiple tiered uses of various timed caloric energy fuels plus the sweetness system disclosed herein for longer, sustained energy.

Trademark

NXT Nutritionals also owns several registered trademarks, including Healthy Dairy®, which applies to its all natural line of dairy products including our Healthy Dairy® non fat yogurt smoothies, and SUSTA: Turns Calories into Healthy Energy®. The Healthy Dairy® trademark is held by Healthy Dairy, LLC, a wholly owned subsidiary of NXT Nutritionals. The SUSTA: Turns Calories into Healthy Energy® trademark is held by NXT, LLC, a wholly owned subsidiary of NXT Nutritionals.

Item 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

We have a relatively limited operating history. Such limited operating history and the unpredictability of the beverage industry makes it difficult for investors to evaluate our businesses and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

WE MAY NEED ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN.

 The revenues from the sale of our beverage products and the projected revenues from these products are not adequate to support our expansion and product development programs. We will need substantial additional funds to:

•	effectuate our business plan and expand our product line;
•	file, prosecute, defend and enforce our intellectual property rights; and
•	produce and market our products.

There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives, or overhead expenditures to the extent necessary. The failure to fund our capital requirements could have a material adverse effect on our business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing could result in additional dilution to our stockholders and the incurrence of indebtedness would result in increased debt service obligations that could result in operating and financing covenants that would restrict our operations.

NEWLY DEVELOPED PRODUCTS MAY NOT BE COMPATIBLE WITH MARKET NEEDS RESULTING IN AN ADVERSE EFFECT ON OUR SALES AND EARNINGS.

Our business is particularly subject to changing consumer trends and preferences.  Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes.  If we fail to invest in extensive market research on consumer health needs in each market we target, we may face limited market acceptance of our products, which could have a material adverse effect on our sales and earnings.

WE MAY ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND FAILURE TO COMPETE EFFECTIVELY MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

We believe that existing and new competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

 Important factors affecting our ability to compete successfully include:

•	the taste and flavor of products;
•	trade and consumer promotions;
•	rapid and effective development of new, unique cutting edge products;
•	attractive and different packaging;
•	branded product advertising; and
•	pricing

In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

WE RELY ON THE SERVICES OF CERTAIN KEY PERSONNEL.

Our business relies on the efforts and talents of our President and Chief Executive Officer, Francis McCarthy. The loss of Mr. McCarthy’s service could adversely affect the operations of our business. Although we have entered into a two year employment agreement with Mr. McCarthy and Mr. McCarthy has not indicated any intention of leaving us, the loss of his service for any reason could have a very negative impact on our ability to fulfill on our business plan.

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL TO SUPPORT OUR GROWTH AND IF WE ARE UNABLE TO RETAIN OR HIRE SUCH PERSONNEL IN THE FUTURE, OUR ABILITY TO IMPROVE OUR PRODUCTS AND IMPLEMENT OUR BUSINESS OBJECTIVES COULD BE ADVERSELY AFFECTED.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

PRODUCT LIABILITY CLAIMS AGAINST US COULD RESULT IN ADVERSE PUBLICITY AND POTENTIALLY SIGNIFICANT MONETARY DAMAGES.

As with other food product producers, we are also exposed to risks associated with product liability claims if the consumption of our products results in injury or illness. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses, although we do carry product liability insurance for potential product liability claims.   Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

WE COMPETE IN AN INDUSTRY THAT IS BRAND-CONSCIOUS, AND UNLESS WE ARE ABLE TO ESTABLISH AND MAINTAIN BRAND NAME RECOGNITION OUR SALES MAY BE NEGATIVELY IMPACTED.

Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. In addition, our business depends on acceptance by our independent distributors and consumers of our brand. Although we believe that we have made progress towards establishing market recognition for our brand in the industry, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

WE RELY PRIMARILY ON THIRD-PARTY DISTRIBUTORS, THIS COULD AFFECT OUR ABILITY TO EFFICIENTLY AND PROFITABLY DISTRIBUTE AND MARKET OUR PRODUCTS, MAINTAIN OUR EXISTING MARKETS AND EXPAND OUR BUSINESS INTO OTHER GEOGRAPHIC MARKETS.

We do not sell our products directly to our end customers. Instead, we primarily rely on third-party distributors for the sale and distribution of our products. To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include: (i) the level of demand for our brand and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those offered by competing products and (iii) our ability to deliver products in the quantity and at the time ordered by distributors.

There can be no assurance that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Furthermore, shortage of adequate working capital may make it impossible for us to do so. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to maintain and expand our market, which will likely adversely affect our revenues and financial results.

OUR FUTURE SUCCESS RELIES UPON SUSTA, A PATENT PENDING NUTRITIOUS SWEETENING SYSTEM. THERE IS NO ASSURANCE THAT THESE PATENTS WILL BE GRANTED. EVEN IF THEY ARE GRANTED, THERE IS NO ASSURANCE THAT WE WILL HAVE THE RESOURCES TO ENFORCE THE PATENTS THROUGH LITIGATION OR OTHERWISE. THE LOSS OF EXCLUSIVE RIGHT TO SUSTA COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We believe that our business does not infringe upon the valid proprietary rights of others, but there can be no assurance that third parties will not assert infringement claims against us. If infringement claims are brought against us, there can be no assurance that we will have the financial resources to defend against such claims or prevent an adverse judgment against us. In the event of an unfavorable ruling on any such claim, there can be no assurance that a license or similar agreement to utilize the intellectual property rights in question relied upon by us in the conduct of our business will be available to us on reasonable terms, if at all. In the event of an unfavorable ruling on any such claim, there can be no assurance that a license or similar agreement to utilize the intellectual property rights in question relied upon by us in the conduct of our business will be available to us on reasonable terms, if at all.

The core behind our ability to bring to market healthy food products is SUSTA, a patent pending nutritious sweetening system. There can be no assurance any of these pending patents will be granted or, even if they are, that we will have the resources to enforce these patents through litigation or otherwise. In addition, patents granted by the United States Patent Office do not guarantee that competitors in overseas locations will not imitate our products, or patent similar products in other nations.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS AND, IF IT IS NOT AVAILABLE WHEN WE NEED IT, WE MAY NEED TO REDUCE OUR PLANNED DEVELOPMENT AND MARKETING EFFORTS, WHICH MAY REDUCE OUR SALES REVENUES.

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 12 months. However, the development and marketing of new products and the expansion of distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. We cannot assure that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

 The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Risks Related to Our Common Stock

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

OUR COMMON STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASKING PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Currently our Common Stock is quoted in the OTC Bulletin Board market and the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and our Common Stock is subject to abuses, volatility and shorting. Thus there is currently no broadly followed and established trading market for our Common Stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our Common Stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Common Stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock and as a result, the market value of our Common Stock likely would decline.

OUR COMMON STOCK IS SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

OUR COMMON STOCK ARE CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934 TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	The basis on which the broker or dealer made the suitability determination, and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our Common Stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

Item 2. Properties.

Our principal executive offices are located at 56 Jackson Street, Holyoke, MA 01040.  We currently do not own any real property. Our office rental expense on a monthly basis is $450.

Healthy Dairy, LLC, and NXT, LLC now operate out of our principal executive offices.

Item 3. Legal Proceedings

We are not currently aware of any pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders

On February 12, 2009, in connection with the execution of the share exchange agreement with entered into with NXT Nutritionals and the NXT Shareholders, and by a majority vote of our shareholders, Francis McCarthy, Richard M. Jordan, Joshua Rosenbaum, Mark A. Giresi and Theodore Mandes, II were appointed to our board of directors.

On December 3, 2008, the majority shareholders approved of the amendment to our Articles of Incorporation (the “Amendment”) to change the Company’s name to NXT Nutritionals Holdings, Inc.

On August 22, 2008, by a majority vote of the shareholders, Brian Renda was appointed as our sole director.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Between March 25, 2008 and January 8, 2009, our common stock was listed on the OTC Bulletin Board system under the symbol “GVLR.” In anticipation of the share exchange with NXT Nutritionals, we changed our corporate name to “NXT Nutritionals Holdings, Inc.” on December 3, 2008, and acquired a new trading symbol “NXTH” on January 8, 2009.

The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTCBB as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	Price
	High	Low
2009
Second Quarter	$1.26	$0.72
First Quarter	1.29	$0.51
2008
Fourth Quarter	$0.52	$0.28
Third Quarter	--	$--
Second Quarter	--	--
First Quarter (March 11, 1008 to March 31, 2008)	--	$--

Item 6. Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SUSTATM Nectar (table top sweetener alternative)
SUSTATM ingredient (beverages, cereals, baked goods, dairy products, candy and chewing gum)
and NXT/SUSTATM branded products (beverages, water, nutritional bars and supplements)

Our mission is to provide consumers with unique, healthy, delicious products that promote a healthier lifestyle and combat obesity and diabetes.

SUSTA™ is a minimal calorie, all natural low glycemic index nutritional sweetening system. It is a proprietary blend of inulin fiber, fructose, botanical extracts, natural flavors, vitamins, minerals, and probiotics.

 SUSTA Nectar is a table top sweetener alternative, totally free of synthetic or processed chemicals. SUSTA Nectar can be used in coffees, teas, other beverages, cereals, and any other foods that require a sweetener. SUSTA Nectar is targeted at individuals craving sweeteners but for whom sugar is either not a viable option, or is an undesirable option. Healthy Dairy® smoothies are SUSTA-enhanced best-in-class, non-fat reduced-calorie yogurt smoothies which are marketed by Healthy Dairy LLC under a supply and license agreement with NXT Nutritionals.

PLAN OF OPERATIONS

Our initial efforts will be focused on launching SUSTA Nectar into the U.S. table top sweetener market, and targeted at the natural sweeteners segment that is less entrenched and has less formidable competitors. Because of the health benefits of SUSTA Nectar, especially for diabetics, we plan to partner with a number of health organizations, including the American Diabetes Association, and engage a number of high profile celebrities to use and endorse SUSTA Nectar.

As the launch of SUSTA Nectar takes off in retail channels, we plan to expand into the bulk ingredient segment targeting consumer food and beverage product companies such as General Mills, Smuckers and beverage giants like Coca-Cola and Pepsi-Cola to incorporate SUSTA into their products to provide a healthy alternative to sugar, artificial sweeteners and other natural sweeteners.

Although yogurt products span the globe and are consumed within the majority of the included cultures, Healthy Dairy® will initially target women and the Natural and Health Foods consumers.  The most important target group is that of head-of-household moms that bring healthy choices into the household. Healthy Dairy® will attract these moms due to the health and fitness benefits offered at the initial competitive price. Our goal is to create and maintain a high level of brand loyalty. Management believes that Healthy Dairy® will gain significant market share by maintaining its advantage with our proprietary, innovative formulation, calorie / portion control (1/3 less calories than current competition), excellent performance, fair pricing, and by establishing a brand-customer relationship through our marketing initiatives, including endorsements by key celebrities. Additionally, we will capitalize on the progress that we have made in building the Healthy Dairy® brand by introducing new products such as our Smoothies with one full serving of fruits and vegetables, cup yogurt, and ice cream.

Below are the milestones (on a quarterly basis) that we are basing our projections of positive cash flow on, as well as assumptions regarding our capital formation needs in each quarter of the fiscal year of 2009.

First Quarter:

•	Complete initial capital raise of $2 million

•	Complete Packaging For SUSTA retail 50 packet box (carton), and Bulk Pouch (for initial sale on NXT Nutritionals ecommerce platform), and SUSTA Collateral Marketing Materials

•	Create celebrity Ad Campaign – preproduction, production, post-production (campaign to launch at the beginning of the Second Quarter)

•	End of First Quarter - Launch SUSTA Bulk product (for Baking, etc.) though our online ecommerce site

Second Quarter:

•	Launch Celebrity Ad Campaign with cause marketing initiatives, public relations, talk show appearances, and targeted media buys (continued into third and fourth quarter)

•	Form ingredients division that will sell SUSTA to other companies as an ingredient / sweetening system

•	Explore joint ventures with other companies on key initiatives such as Metabolic Syndrome.

•	Expand Healthy Dairy® Yogurt Smoothies into additional grocery chains that have been approved.

Third Quarter:

•	Launch National Food Service accounts for SUSTA

•	Formulation of new product lines for Healthy Dairy® brand (cup yogurt, ice cream).

•	Petition for grants for school lunch to fight obesity and diabetes

•	Launch SUSTA branded social network and wellness web site, which will include recipe clubs, health and wellness forums.

•	Launch co-branded health and nutrition forum with Keep it Real Club, a social networking web site

Fourth Quarter:

Launch innovative Healthy Dairy® Product in a 7 oz multipack which contains one full serving of fruit, one full serving of vegetables

•	Major sales and marketing initiative to bring our products to School Lunch program(s).

•	Engage Military Broker to bring SUSTA and Healthy Dairy® yogurt smoothies to military sales channel.

RESULTS OF OPERATIONS

Summary Income Statement for the Years Ended December 31, 2008 and 2007

	Year ended
	December 31, 2008	December 31, 2007
Sales - Net of scotting fees and discounts	$2,265,851	$479,154
Gross Profit (Loss)	$391,855	$(287,137)
General and Administrative Expenses	$1,200,719	$988,135
Interest Expense	$(55,395)	$(13,743)
Net Loss	$(864,260)	$(1,289,015)
Loss per Share - Basic and Diluted	(.06)	(.09)

For the years ended December 31, 2008 and 2007, the Company reported a net loss of $(864,260), or $(0.06) per share and a net loss of $(1,289,015) or $(0.09) per share, respectively. The decrease in net loss between the years ended December 31, 2008 and 2007 was due to an increase in Sales, net of slotting fees and discounts, in the amount of $1,786,697offset by an increase of cost of sales in the amount of $1,107,705, an increase in general and administrative expenses of $212,584, and an increase in interest expense of $41,652.

Revenue: Sales increased approximately 373% to $2,265,851 during the year ended December 31, 2008, up from $479,154 during the year ended December 31, 2007.  The increase is primarily attributable to Management’s efforts to expand the market through greater promotion of the Healthy Dairy Yogurt Smoothie.  The Company was able to secure relationships with a greater number of wholesale distributors during 2008 as compared to 2007, resulting in the Company’s products being shelved in a greater number of stores.

Gross Profit: Gross profit has improved significantly during the year ended December 31, 2008.  This improvement is primarily attributable to the Company securing relationships with wholesale distributors during 2007, recognizing significant slotting fees during the year ended December 31, 2007 which the Company benefited from during 2008 as sales increased to these specific sites, but the slotting fees had partially been paid for during 2007.  The Company was also able to lower costs of raw materials during the year ended December 31, 2008 as compared to December 31, 2007.

General and Administrative Expense: General and administrative expenses increased 22% during the year ended December 31, 2008, up to $1,200,719 from $988,135 for the year ended December 31, 2007.  The increase in general and administrative expenses is primarily attributable to management’s plan to recapitalize with a Public Company during early 2009.  The Company incurred a significant increase in professional fees and consulting fees during these efforts. The Company also realized an increase in commissions as a result of the significant increase in sales.

Other Income and Expenses: Other income and expenses increased by approximately $(41,652) to $(55,395) for the year ended December 31, 2008 as compared to $(13,743) for the year ended December 31, 2007.  The increase is primarily attributable to the interest on the Company’s notes to related parties, which increased significantly during the year ended December 31, 2008 as compared to the year ended December 31, 2007, and convertible notes that were issued during the fourth quarter of 2008.

Provision for Income Taxes: Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The Company had no income tax provision for the years ended December 31, 2008 and 2007. There is approximately $784,213 of net operating loss carry-forwards, which expire in 2028. See Note 6 of the 2008 and 2007 financial statements for tables and a reconciliation of the provision for income taxes to the statutory federal rate (34%) for continuing operations.

Going Concern: As shown in the accompanying financial statements, the Company incurred a net loss of $(864,260) during the year ended December 31, 2008, and as of that date, the Company’s current liabilities exceeded its current assets by $1,703,926. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2008 compared to December 31, 2007.

	Year ended
	December 31, 2008	December 31, 2007	Increase/(Decrease)
Current Assets	$582,925	$286,671	$296,254
Current Liabilities	$2,286,851	$645,865	$1,640,986
Working Capital (Deficit)	$(1,703,926)	$(359,194)	$1,344,732

As of December 31, 2008, we had a working capital deficit of $1,703,926 as compared to a working capital deficit of $359,194 as December 31, 2007, an increase of $1,344,732. The increase is primarily a result of a increase in related party notes along with accrued interest in the amount of  $837,754, an increase in convertible notes along with accrued interest in the amount of $812,233 offset by an increase in cash of $205,379, an increase in accounts receivable of $40,851, an increase in inventory of $17,000, an increase of prepaid expenses of $33,000 and a decrease in royalties payable in the amount of $10,150.

Net cash used for operating activities for the years ended December 31, 2008 and 2007 was $(837,221) and $(850,072), respectively. The Net Loss for the years ended December 31, 2008 and 2007 was $(864,260) and $(1,289,015) respectively.

Net cash obtained through all financing activities for year ended December 31, 2008 was $1,093,000 as compared to $790,274 for the year ended December 31, 2007.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NXT NUTRITIONALS HOLDINGS, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
DECEMBER 31, 2008 (CONSOLIDATED) AND 2007

Index to Consolidated financial statements

Page(s)
Report of Independent Registered Public Accounting Firm –	F-1

Balance Sheets as of December 31, 2008 (Consolidated) and 2007 –	F-2

Statements of Operations for the Years Ended
December 31, 2008 (Consolidated) and 2007 –	F-3

Statements of Changes in Stockholders’ Deficit for the Years Ended
December 31, 2008 (Consolidated) and 2007 –	F-4

Statements of Cash Flows for the Years Ended
December 31, 2008 (Consolidated) and 2007 –	F-5

Notes to the Financial Statements for the Years Ended
December 31, 2008 (Consolidated) and 2007 –	F-6-F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
NXT Nutritionals Holdings, Inc.

We have audited the accompanying balance sheets of NXT Nutritionals Holdings, Inc. and Subsidiaries as of December 31, 2008 (Consolidated) and 2007 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NXT Nutritionals Holding, Inc. and Subsidiaries as of December 31, 2008 (Consolidated) and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 (Consolidated) and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a net loss of $864,260 and net cash used in operations of $837,547 for the year ended December 31, 2008, and a working capital deficit of $1,703,926 and a stockholders’ deficit of $2,113,768 at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
July 8, 2009

551 NW 77th Street. Suite 107 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892,3715
www.bermancnas.com • info@ebermancpas.com
Registered with the PCAOB * Member AICPA Center for Audit Quality
Member American Institute ofCerti d Public Accountants
Member Florida Institute of Cera Public Accountants

NXT Nutritionals Holdings, Inc. and Subsidiaries
Balance Sheets

	December 31,
	2008 (Consolidated)	2007

Assets

Assets:
Cash	$274,198	$68,819
Accounts receivable, net of allowance of $0 and $30,000	208,169	167,318
Inventories	67,558	50,534
Prepaid Expenses	33,000	-
Total Current Assets	582,925	286,671

Total Assets	$582,925	$286,671

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$636,864	$635,715
Loans payable - related parties	811,510	-
Accrued interest payable - related parties	1,144	-
Convertible notes payable	800,000	-
Accrued interest payable - convertible notes	12,233	-
Loans payable - other	25,100	-
Royalty payable - related party	-	10,150
Total Current Liabilities	2,286,851	645,865

Loans payable - related parties	388,500	320,273
Accrued interest payable - related parties	21,342	173
Total Long-Term Liabilities	409,842	320,446

Total Liabilities	2,696,693	966,311

Cumulative Preferred Redeemable class "B" units
(book value - $995,000 - estimated maximum redemption
amount including 8% cumulative preferred return - $2,208,013)	-	1,148,243

Common stock, $0.001 par value, 30,000,000 shares authorized,
21,830,000 and 14,000,000 shares issued and outstanding	21,830	14,000
Additional paid in capital	1,928,273	297,960
Accumulated deficit	(4,063,871)	(2,139,843)
Total Stockholders' Deficit	(2,113,768)	(1,827,883)

Total Liabilities and Stockholders' Deficit	$582,925	$286,671

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Statements of Operations

	For the Years Ended December 31,
	2008 (Consolidated)	2007

Sales - net of slotting fees and discounts	$2,265,851	$479,154

Cost of sales	1,873,996	766,291

Gross profit (loss)	391,855	(287,137)

General and administrative expenses	1,200,719	988,135

Loss from operations	(808,865)	(1,275,272)

Interest expense	(55,395)	(13,743)

Net loss	$(864,260)	$(1,289,015)

Net Loss per Share - Basic and Diluted	$(0.06)	$(0.09)

Weighted Average Number of Shares Outstanding	15,675,000	14,000,000

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2008 (Consolidated) and 2007

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2006	14,000,000	$14,000	$191,000	$(795,501)	$(590,501)

Member units issued for cash - related party	-	-	100,000	-	100,000

Member units - accrued dividends - class "B" units	-	-	-	(55,327)	(55,327)

Contributed rent - related party	-	-	6,960	-	6,960

Net loss for the year ended December 31, 2007	-	-	-	(1,289,015)	(1,289,015)

Balance, December 31, 2007	14,000,000	14,000	297,960	(2,139,843)	(1,827,883)

Member units - accrued dividends - class "B" units	-	-	-	(64,768)	(64,768)

Liquidation preference - redeemable equity - class "B" units	-	-	-	(995,000)	(995,000)

Contributed rent - related party	-	-	3,482	-	3,482

Issuance of shares for compensation	1,830,000	1,830	16,470	-	18,300

Issuance of shares for consulting services	6,000,000	6,000	54,000	-	60,000

Recapitalization	-	-	1,556,361	-	1,556,361

Net loss for the year ended December 31, 2008	-	-	-	(864,260)	(864,260)

Balance, December 31, 2008	21,830,000	$21,830	$1,928,273	$(4,063,871)	$(2,113,768)

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Statements of Cash Flows

	For the Years Ended December 31,
	2008 (Consolidated)	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(864,260)	$(1,289,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (Recovery) for uncollectible accounts receivable	(30,000)	30,000
Contributed rent - related party	3,593	6,960
Stock based compensation	78,300	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(10,851)	(149,217)
Prepaid expenses	(33,000)	-
Inventory	(17,024)	(27,652)
Increase (Decrease) in:
Accounts payable and accrued expenses	1,149	576,661
Accrued interest payable - related party	22,313	173
Accrued interest payable - convertible notes	12,233	-
Other	-	2,018
Net Cash Used in Operating Activities	(837,547)	(850,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	800,000	-
Proceeds from loans payable - related parties	268,226	170,274
Proceeds from loans payable - other	25,100	-
Payment on loans	(50,400)	-
Proceeds from issuance of class "A" units - related party	-	100,000
Proceeds from issuance of class "B" units	-	520,000
Net Cash Provided By Financing Activities	1,042,926	790,274

Net Increase (Decrease) in Cash	205,379	(59,798)

Cash and Cash Equivalents - Beginning of Year	68,819	128,617

Cash and Cash Equivalents - End of Year	$274,198	$68,819

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income Taxes	$-	$-
Interest	$19,698	$13,650

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrual of 8% preferred return on class "B" units	$64,768	$55,327
Liquidation preference - class "B" member units	$995,000	$-
Conversion of class "B" units in recapitalization	$2,208,013	$-

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

Note 1    Organization and Nature of Operations

Nature of operations

NXT Nutritionals Holdings, Inc. ("Holdings), (formerly known as Goldvale Resources, Inc.) is a Delaware corporation incorporated in 2006.  On February 12, 2009 Holdings acquired NXT Nutritionals, Inc. (the “Company”, “NXT Nutritionals”, or “NXT, Inc”) a Delaware corporation incorporated in 2008.  See Note 10 for information regarding a reverse acquisition and recapitalization with a public shell corporation.

On October 31, 2008, NXT Nutritionals, Inc. entered into a Unit purchase agreement with NXT, LLC and Healthy Dairy, LLC.  See Note 4 for information regarding the Unit purchase agreement.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2008 or December 31, 2007, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2008 and 2007, there were no balances that exceeded these limits.

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

At December 31, 2008 and 2007, the Company recorded an allowance for doubtful accounts receivable of $0 and $30,000 respectively.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.  At December 31, 2008 and 2007, respectively, all inventory consisted of finished goods held for sale.

Debt Issue Costs

Debt issue costs paid in connection with raising debt through the issuance of convertible debt will be amortized over the life of the debt to interest expense.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

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

The carrying amount reported in the balance sheet for accounts receivable, prepaid expenses, inventory, accounts payable and accrued expenses, royalty payable – related party, loans payable – related parties, loans payable – other, and accrued interest – related parties approximates its fair market value based on the short-term maturity of these instruments.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

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

Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2008 and 2007, the Company only operated in one segment; therefore, segment information has not been presented.

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

In accordance with EITF No. 01-9, expenses such as slotting fees, sales discounts, and reclamation are accounted for as a direct reduction to revenues.  During the years ended December 31, 2008 and 2007, the Company recorded deductions to revenues totaling $641,319 and $145,384, respectively.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s yogurt smoothie products.  Costs include product development, packaging and print production costs.

Shipping and handling costs

Shipping and handling costs related to the shipment of goods to customers is classified as cost of sales.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7 costs incurred for producing and communicating advertising for the Company are charged to operations as incurred.

Advertising expense for the years ended December 31, 2008 and 2007 was $584,120 and $576,847, respectively.

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

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

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

For the year ended December 31, 2008, the Company had 2,000,000 warrants and in 2007 had no common stock equivalents outstanding.  These common stock equivalents in 2008 were issued in connection with the Company’s convertible debt offering; however since the Company reflected a net loss in 2008, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

Income Taxes

The Company elected to be taxed as a pass-through limited liability company under the Internal Revenue Code through the date of reverse acquisition and recapitalization of October 31, 2008, and was not subject to federal and state income taxes; accordingly, no provision had been made.

Effective November 1, 2008, the Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At December 31, 2008, the Company did not record any liabilities for uncertain tax positions.

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
December 31, 2008 (Consolidated) and 2007

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
December 31, 2008 (Consolidated) and 2007

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

Note 3     Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $864,260 and net cash used in operations of $837,547 for the year ended December 31, 2008; and has a working capital deficit of $1,703,926, and a stockholders’ deficit of $2,113,768.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

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

Note4    Reverse Acquisition and Recapitalization and Share Purchase Agreement

On October 31, 2008, the Company entered into a Share purchase agreement with NXT, LLC and Healthy Dairy, LLC.  One individual serves as president of these two entities. The Company issued NXT, LLC Unitholders and Heath Dairy Unitholders 14,000,000 shares of common stock, for 100% membership interests in NXT, LLC and Healthy Dairy, LLC. NXT, LLC had nominal operations.

This transaction was accounted for as a reverse acquisition. NXT, Inc. did not have any operations and majority-voting control was transferred to Healthy Dairy, LLC.  The transaction also requires a recapitalization of Healthy Dairy, LLC. Since Healthy Dairy, LLC acquired a controlling voting interest; it was deemed the accounting acquirer, while NXT, Inc. was deemed the legal acquirer. The historical financial statements of the Company are those of Healthy Dairy, LLC, and of the consolidated entities from October 31, 2008, the date of merger, and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

Pursuant to S.E.C. Regulation S-X, Rule 11-01(d) and EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business”, it was determined that the acquisition of Healthy Dairy, LLC represented the acquisition of a business.  The transferred set of assets contained all of the necessary inputs, processes and outputs to conduct normal operations, including the ability to sustain a revenue stream.

The acquisition of NXT, LLC was of a development stage entity containing limited operations, and did not meet the definition of a business.  NXT, LLC contained the SUSTA license. However, only minimal royalty sales were recognized from Healthy Dairy, LLC since inception.  Healthy Dairy, LLC was the sole customer of NXT, LLC.

On October 31, 2008, the Company issued 6,000,000 shares of common stock to Healthy Brands, LLC an entity whose president is also the Company’s president. These shares were issued for consulting services rendered. The fair value of these shares was $60,000 ($0.01/share), based upon the fair value of the services provided.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

The Company also agreed to pay an aggregate $600,000 to the unitholders of Healthy Dairy, LLC and NXT, LLC within 90 days from the close of the reverse acquisition with a public shell, and an additional $600,000 within 180 days post closing.

The second traunche of $600,000 will be collateralized by 1,000,000 shares of common stock in the public company.  If the offering does not occur, and the first $600,000 traunche is not paid to the members of Healthy Dairy, LLC and NXT, LLC by February 27, 2009, Healthy Brands agrees to cancel (i) the 6,000,000 shares for no additional consideration, or (ii) the shares of the public company stock received in exchange for the Healthy Brands shares of common stock.  (See Note 6)

Note 5    Convertible Notes Payable, Loans Payable and Royalty Payable -  Related Parties

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

On October 31, 2008, the Company entered into a Unit Purchase Agreement with NXT, Inc. (See Note 3).  In accordance with the agreement, the Company incurred a liability of $1,200,000, to pay certain Unit holders of Healthy Dairy, LLC and NXT, LLC.  Of this $1,200,000, the Company allocated approximately $588,000 to the related parties mentioned above ($200,000 and $388,500).  The remaining approximate $612,000 is due to certain Unit holders.  Of the $612,000, approximately $220,000 was repaid during 2009.  The Company still has a balance due on this portion of approximately $392,000 as of July 8, 2009.

(B)	Loans Payable – Other

On November 4, 2008, an investor paid $25,000 of expenses on behalf of the Company.  This advance was non-interest bearing, unsecured and due on demand. The $25,000 loan was converted to stock upon recapitalization with NXT Nutritionals Holdings, Inc. on February 12, 2009.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

(C)	Royalty Payable – Former Related Party

During 2007, the Company had a royalty license agreement with NXT, LLC, which licensed “SUSTA” to Healthy Dairy, LLC for use in its retail products.  The terms of the agreement require a royalty of $0.05 per case of product sold.  During 2007, the Company accrued $10,150 in related party royalties.  In 2008, since the royalty license agreement was eliminated as part of the Unit Purchase Agreement (See Note 4), the royalty was treated as a component of the recapitalization.

(D)	Convertible Debt and Warrants

During the period from October 28, 2008 through December 31, 2008, the Company issued convertible notes payable aggregating $800,000 to third parties (“the Notes”).  The Notes bear interest at 12%. The Notes are secured by all assets of the Company.  The Notes and accrued interest are due one year from the issuance date. The Notes are convertible at $0.40/share, which is equivalent to 2,000,000 shares of common stock.  The Notes were issued with five-year detachable stock purchase warrants having an exercise price of $0.40/share. Upon conversion of these warrants, the holders would be entitled to receive up to 2,000,000 additional shares of common stock.

During March 2009, the Company repaid principal of $200,000 and $7,919 of related accrued interest associated with these Notes.

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

In connection with convertible debt issued in 2008, the Company has determined that the application of EITF No. 98-5 and APB No.14 is applicable for these conventional convertible debt instruments.  The Company first determined the fair value of the warrants as $0 based upon the following management assumptions:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.93% - 2.84%

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for all issuances of convertible debt was in excess of the market price.   As a result, the Company did not record a beneficial conversion feature in connection with the issuance of these Notes.

On October 7, 2008, the Company entered into a convertible note payable for $50,000 with a third party. The note was convertible at the option of the holder at $0.40 per share, had a stated interest of $9,500 and was due on December 7, 2008.  The Company repaid the principal plus interest on November 7, 2008. The Company determined that the issuance of this convertible debt instrument did not result in a beneficial conversion feature since the conversion price was in excess of the fair market value.

Note 6    Stockholders Deficit and Redeemable Equity

(A)	Common Stock

On August 18, 2008, the Company issued 1,830,000 shares of common stock for compensation, having a fair value of $18,300 ($0.01/share), based upon the fair value of the services provided.  The Company has expensed this stock issuance as a component of general and administrative expense.

(B)	Cumulative Preferred Redeemable Class “B” Units

●	Non-voting
●	At December 31, 2008 and 2007, 0 and 995,000 units were issued and outstanding, respectively.
●
In 2007, a member entered into an agreement with the Company and its existing members to acquire 520,000 units (approximately a 52% interest) for $520,000 ($1/unit).  The Company received these funds during the period from July – September 2007.

●	These securities had a cumulative 8% preferred return/dividend.
●	These securities were redeemable at the option of the holder, three years after ownership, the redemption right also provides the holder a $1/unit distribution.

As a result, the Company accounted for and presented these class “B” units as follows:

●
Cumulative preferred return at 8% increases the class “B” balance with a corresponding    reduction to stockholders’ deficit. For the years ended December 31, 2008 and 2007, the Company recorded preferred dividends of $64,768 and $55,327, respectively. Accrued preferred returns at December 31, 2008 and 2007 were $0 and $153,243, respectively.

●
At December 31, 2007, class “B” securities were not considered redeemable since a contingency had not yet been met.  Specifically, the units outstanding in 2008 and 2007 respectively, did not have the required passage of time (three years from issuance) for the holder to convert under the terms of these class “B” securities.  However, it became probable that these securities would become redeemable given the Company’s reverse acquisition with NXT Nutritionals, Inc. on October 31, 2008, as well as a subsequent reverse acquisition that occurred on February 12, 2009.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

As a result, in August 2008, the Company recognized the change in redemption value by recording the total redemption value at this date. The Company recorded a $1/unit liquidation preference aggregating $995,000. It was determined that the inception date of NXT Nutritionals, Inc. provided the earliest measurement date for determining the recording of a liquidation preference.

In connection with the Company being acquired by NXT, Inc., the Company computed the maximum redemption amounts associated with the Class “B” Units at October 31, 2008 as follows:

Class “B” Units sold to investors	$995,000
Unpaid accrued preferred return at 8%	218,013
Liquidation preference at $1/unit	995,000
Maximum redemption amount at October 31, 2008	$2,208,013

The accrued preferred return was recorded through October 31, 2008.  In connection with the reverse acquisition with NXT, Inc, the Company ceased recording the preferred return at this date as the related class “B” units were part of the exchange and all associated rights and preferences ceased to exist. As part of the Unit Purchase Agreement and recapitalization of the Company, all Class “A” voting Units, and the Cumulative Preferred Redeemable Class “B” Units ($2,208,013) were converted to common stock.

In assessing the class “B” units, the Company has determined that the guidance in EITF Topic D-98, “Classification and Measurement of Redeemable Securities” applies.  Additionally, under SEC Rule 5-02.28 of Regulation S-X, it was determined that these securities were not solely in the control of the issuer and are required to be presented outside of permanent equity.

In 2007, the Company sold class “A” member units for $100,000.

(C)	Contributed Capital – Former Related Party

During the years ended December 31, 2008 and 2007, the Company recorded contributed capital of $3,482 and $6,960, respectively, for rent expense.  A former member of the Company provided the use of their home to conduct business on behalf of the Company.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

The Company also agreed to issue equity compensation after the Company effects a reverse acquisition with a public shell company. The terms are (i) 250,000 shares of common stock, (ii) 250,000 five-year warrants at an exercise price of $0.60/share.

(E)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2006	-	$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2007	-	$-
Exercisable - December 31, 2007	-	$-
Granted	2,000,000	$0.40
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2008	2,000,000	$0.40
Exercisable - December 31, 2008	2,000,000	$0.40

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40	2,000,000	0.75 years	$0.40	2,000,000	$0.40

At December 31, 2008 and 2007, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 7    Income Taxes

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

The Company has a net operating loss carryforward for tax purposes totaling approximately $786,000 at December 31, 2008, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2008 are as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$316,507
Total deferred tax assets	316,507
Less: valuation allowance	(316,507)
Net deferred tax asset recorded	$-

The valuation allowance at November 1, 2008 was $0. The net change in valuation allowance during the year ended December 31, 2008, was an increase of $316,507.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 9.5% for State income taxes, a blended rate of 40.27% as follows:

Expected tax expense (benefit) - Federal	$(265,933)
Expected tax expense (benefit) - State	(82,105)
Non-deductible stock compensation	31,531
Change in valuation allowance	316,507
Actual tax expense (benefit)	$-

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

Note 8    Concentrations

Statement of Position 94-6 (SOP 94-6), “Disclosure of Certain Significant Risks and Uncertainties,” addresses corporate vulnerability to concentrations.

(A)	Accounts Receivable

Customer	December 31, 2008	December 31, 2007
A	15%	45%
B	-%	27%
C	33%	20%
D	41%	-%

(B)	Sales

Customer	December 31, 2008	December 31, 2007
A	8%	15%
B	-%	47%
B	54%	8%
D	28%	-%

(C)	Accounts Payable

Vendor	December 31, 2008	December 31, 2007
A	10%	37%
B	26%	29%
C	-%	11%
D	25%	-%
E	24%	-%

(D)	Purchases

Vendor	December 31, 2008	December 31, 2007
A	77%	77%
B	-%	10%
C	-%	10%

Note 9    Commitments and Contingencies

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

Note 10    Subsequent Events

(A)	Reverse Acquisition and Recapitalization

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

(B)	Issuances of Common Stock

On February 12, 2009, the Company issued 650,000 shares of common stock to members of the board of directors and outside consultants for services rendered, having a fair value of $6,500 ($0.01/share), based upon the value of the services rendered to the private company prior to the reverse acquisition.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

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

(C)	Convertible Debt and Warrants and Repayment

Debt Issued with Series A Warrants

During the period from January 25, 2009 – February 13, 2009, the Company issued convertible notes payable aggregating $595,000 to third parties (“the Notes”).  The Notes bear interest at 12%. The Notes are secured by all assets of the Company.  The Notes and accrued interest are due one year from the issuance date. The Notes are convertible at $0.40/share, which is equivalent to 1,487,500 shares of common stock.  The Notes were issued with five-year detachable stock purchase warrants having an exercise price of $0.40/share. As a result, the Company granted 1,487,500 additional warrants.

The Notes are subject to mandatory conversion, if, at any time after closing, a reverse acquisition with a public shell company and prior to the maturity dates of these convertible notes, the Company completes a private placement (“new financing”) of convertible debt financing of between $2,000,000 - $5,000,000. As of July 8, 2009, the Company’s offering remained open.  Under a new financing, these Notes would have a term of three years, convertible at $0.40/share, and contain detachable five-year stock purchase warrants to purchase 100% of the equivalent shares in the public company underlying this new convertible debt financing.  The warrants would be exercisable at $0.60/share.

In connection with convertible debt issued in 2008, the Company has determined that the application of EITF No. 98-5 and APB No.14 is applicable for these conventional convertible debt instruments.

The Company first determined the beneficial conversion feature by first determining the fair value of the warrants and then applying the relative fair value for the conversion feature.  The Company utilized the following assumptions in the fair value pricing model:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.93% - 2.84%

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for a portion of these issuances of convertible debt was below market price.

The Company recorded a beneficial conversion feature in connection with the issuance of these Notes in the amount of $150,000.  The debt discount will be amortized over the life of the debt.

Debt Issued with Series A and B Warrants

During the period from February 27, 2009 through June 1, 2009, the Company issued three year convertible notes aggregating $2,089,000 to third parties.  Included in the face amount of these notes is simple interest at 10%. The difference between the face amount of the notes and the proceeds received was accounted for as a debt discount and the debt discount is being amortized to interest expense over the life of these notes.  The notes are secured by all assets of the Company.  The notes are convertible at $0.40/share, which is equivalent to 5,222,500 shares of common stock.  The Notes were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.40/share and 100% coverage, Series B five-year detachable stock purchase warrants having an exercise price of $0.60/share. As a result, the Company granted 10,445,000 additional warrants.

In connection with convertible debt issued on these notes, the Company has determined that the application of EITF No. 98-5 and APB No.14 is applicable for these conventional convertible debt instruments.

The Company first determined the beneficial conversion feature by first determining the fair value of the warrants and then applying the relative fair value for the conversion feature.  The Company utilized the following assumptions in the fair value pricing model:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.93% - 2.84%

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for all issuances of convertible debt was in excess of the market price.

The Company recorded a beneficial conversion feature in connection with the issuance of these notes in the amount of $953,000.  The debt discount will be amortized over the life of the debt.

Also, the Company has recorded an additional debt discount of $282,000 pertaining to an original issue discount associated with all convertible notes that have been issued since February 27, 2009. The debt discount will be amortized over the life of the debt.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 (Consolidated) and 2007

Debt Issue Costs

In connection with raising convertible debt, under the terms of a consulting agreement, the Company paid debt issue costs to a family member of the Chairman of the Board totaling $50,500.

(D)	Employment Agreements

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 12, 2009, we terminated Gately & Associates, LLC (the “Gately”) as our independent registered public accounting firm in connection with the reverse merger. We engaged a new independent registered public accounting firm, Berman & Company, P.A. (the “Berman”). Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, we report as follows:

(a)	(i)	Gately was terminated as our independent registered public accounting firm effective on February 12, 2009.
(ii)
For the two most recent fiscal years ended December 31, 2007 and 2006, Gately’s report on the financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than for a going concern.

	(iii)	The termination of Gately and engagement of Berman was approved by our Board of Directors.
(iv)
We and Gately did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal years ended December 31, 2007 and 2006, and subsequent interim period from January 1, 2008 through the date of dismissal, which disagreements, if not resolved to the satisfaction of Gately, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

	(v)	During our fiscal years ended December 31, 2007 and 2006, and subsequent interim period from January 1, 2008 through the date of dismissal, we did not experience any reportable events.

(b)		On February 12, 2009, we engaged Berman to be our independent registered public accounting firm.
(i)
Prior to engaging Berman, we had not consulted Berman regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with Berman regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

	(ii)	We did not have any disagreements with Gately and therefore did not discuss any past disagreements with Gately.

(c)
We have requested Gately to furnish it with a letter addressed to the SEC stating whether it agrees with the statements made by us regarding Gately. A copy of Gately’s letter to the SEC dated February 12, 2009 attached as Exhibit 16.1 to the Form 8-K filed on February 12, 2009 and incorporated herein by reference.

ITEM 9A(T).  CONTROLS AND PROCEDURES

 (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KT, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2008 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2008, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2008.

The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

During the year ended December 31, 2008, the Company maintained the accounting books and records in three different locations.

There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring analysis of equity and debt instruments.

There is a lack of formal process and timeline for closing the books and records at the end of each reporting period.

The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition this has resulted in a lack of controls over the issuance  of the Company’s stock which resulted in several instances of extra or duplicate shares being issued.

These weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Entity Level Controls

There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve and optimum segregation of duties.

There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

Functional Controls and Segregation of Duties

The Company has ineffective controls relating to the revenue cycle.

Because of the company’s limited resources, there are limited controls over information processing, and no internal controls over the accuracy, completeness and authorization of transactions.

The Company implemented reviewed procedures during 2009, and identified restatements to the Company's finacials statements for the years December 31, 2007 and 2006.

There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by the officers with board of director approval when needed.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the company’s business operations.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

On February 12, 2009, we engaged a new Chief Financial Officer  to assist in the financial reporting process and to implement controls and procedures.  Our Chief Financial Officer  is primarily responsible in overseeing the recording keeping of the company’s primary operations, recording complex accounting instruments, such as convertible note offerings, equity and equity based compensation.  Our new Chief Financial Officer has over 10 years of experience working with publicly held corporations.

The Company has appointed a chair to our audit committee.  Our new audit committee chairman has significant experience relating to the financial reporting process of publicly traded companies.  Our audit committee chairman will assist our Chief Financial Officer in implementing proper controls and procedures relating to the Company’s financial reporting process.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. These personnel will provide the depth of knowledge and time commitment to provide a greater level of review for corporate activities. The appointment of additional outside directors with industry expertise will greatly decrease any control and procedure issues the company may encounter in the future. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1)	We will document a formal code of ethics.

(2)
We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

(3)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31 2008, we have undertaken the following steps to address the deficiencies stated above:

•	Engaged a new Chief Financial Officer

•	Appointed an audit committee chair with significant financial reporting experience

•	Centralized accounting books and records to one primary location

•	Consolidated all books and records into one accounting system

•	Commenced the develop of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our new executive officers and directors as of July 13, 2009. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Francis McCarthy	62	Director, President, Secretary and Chief Executive Officer
David Briones	33	Chief Financial Officer
Richard M. Jordan	54	Director, Executive Vice President, General Manager
Mark A. Giresi	51	Director
Theodore Mandes, II	60	Director

David Deno Dr. Paul S. Auerbach	51	Director Director

The following summarizes the occupation and business experience for our officers, directors, key employees and advisory board:

Francis (Michael) McCarthy, President, Secretary, Chief Executive Officer/ Director

NXT Nutritionals, Inc. is led by entrepreneur and food and beverage industry veteran Francis McCarthy, an executive with over 25 years of experience in the sector. He is the former Vice President of Pepsi-Cola’s Fountain Solutions from 1992 to 1995. While at Pepsi, he was responsible for the development and integration of their Citrus Hill juice products. Michael was also instrumental in the negotiation and subsequent integration of Hawaiian Punch into the Pepsi-Cola system. The results of this assimilation increased fountain sales more than five hundred percent. He was also a key component in a national sales effort that was successful in landing several large national accounts. He was also part of a special acquisition team that was working to increase Pepsi-Cola’s fountain presence.

As an entrepreneur, Mr. McCarthy has been the driving force behind the development of numerous beverage products. He was responsible for the development of Juice Creations, a product that was successfully launched in Massachusetts and then expanded nationally. After selling his business, Juice Creations, to Pepsi-Cola, Mr. McCarthy built the Juice Creations product line into a $63 million business in the first year after Pepsi Cola’s acquisition.

After his career at Pepsi-Cola, from 1996 to 2001 he was instrumental in the growth of Al’s beverage Company from a small independent manufacturer to one of the largest independent Royal Crown Cola fountain manufacturers in the United States. In his position as COO of Al’s Beverage Company, Mr. McCarthy was responsible for building and operation of one of the most modern independent fountain plants in the country.

Mr. McCarthy continued to work as an independent consultant for Proctor & Gamble and Pepsi-Cola from 2001until 2003, when he began work with NXT, LLC and Healthy Dairy, LLC, the subsidiaries of NXT Nutritionals.

David Briones, Chief Financial Officer

Mr. Briones currently manages the Public Company and Hedge Fund practices at Bartolomei Pucciarelli, LLC (“BP”).  Within that capacity, Mr. Briones performs audit services, outsourced CFO functions, and/or consults clients through difficult SEC comment periods particularly through application of complex accounting principles for a vast public company client base.  BP is a registered firm with the Public Company Accounting Oversight Board.  BP is an independent member of the BDO Seidman Alliance.

Prior to joining BP, Mr. Briones was an auditor with PricewaterhouseCoopers LLP in New York, New York.  Mr. Briones specialized in the financial services group, and most notably worked the MONY Group, Prudential Financial, And MetLife initial public offerings.

Mr. Briones has a Bachelor of Science in Accounting from Fairfield University, Fairfield, Connecticut.  David's professional interests are complemented by a strong commitment to philanthropy and humanitarian causes. His volunteer efforts have benefited such organizations as Habitat for Humanity, New York Cares and Junior Achievement.

Richard M. Jordan, Executive Vice President, General Manager / Director

Richard Jordan is a second-generation member in the food industry, now with over twenty four years experience. He received a Bachelor of Science Degree in Advertising and Marketing from Arizona State University, and holds a Masters Degree from Cornell University in Business and Supermarketing.

After graduating from college, Richard began his career in the food industry with Nabisco Foods, Inc. After three years with Nabisco, Richard was promoted through various positions, achieving the position of Sales Manager, was honored as Salesman of the year for Nabisco Brands and served as assistant to the Vice President of Sales and Marketing.

In 1983 Richard joined The New York State Food Merchants Association, a lobbying and trade relations firm, accepting the position of Director of Trade Relations. In 1987 he was promoted to the office of Executive Vice President and General Manager, the position held until 1991.

Richard then served at Jordan Associates Inc., a food brokerage firm, where he oversaw the Northeast and Middle Atlantic States. Prior to his current position at NXT, Mr. Jordan was Director of Sales for Healthy Dairy, LLC, now a wholly owned subsidiary of NXT Nutritionals, Inc. In addition to being past President of The Catholic Institute of the Food Industry, Richard chairs a committee on the Food Industry for Covenant House. He also sits on the advisory committee for the Deborah Heart and Lung Foundation.

Mark A. Giresi, Director

Mark A. Giresi is a retail executive with almost 25 years of experience in various operations and legal roles in the United States and internationally.  Most recently, he served as Executive Vice President, International for Limited Brands, Inc., a $9 billion dollar specialty retail business trading under the Victoria’s Secret, Bath & Body Works, White Barn Candle Co., and Henri Bendel brands. In that role, he led the development of the Company’s International growth strategy and the day-to-day management of the growth of Victoria’s Secret and Bath & Body Works outside of the United States.  In May 2005, he was appointed EVP, Retail Operations, responsible for the Company’s Real Estate, Store Design and Construction, Visual Merchandising, Store Operations, and Loss Prevention and Brand Protection functions.  He was on the Executive Committee of the Company, responsible for its strategy and the overall business performance of its branded specialty retail businesses.

Mr. Giresi joined Limited Brands in February, 2000 as Vice President of Store Operations and in August, 2001 was promoted to Senior Vice President, Chief Stores Officer for the Company’s almost 4,000 retail stores.

Prior to joining Limited Brands, Mr. Giresi was Senior Vice President of U.S. Franchise Operations and Development for Burger King Corporation, responsible for the restaurant operations and support to almost 8,000 franchise-owned and operated stores together with all real estate investments in the U.S. business.  From 1993 through 1998 he held the position of Senior Vice President, Worldwide General Counsel and Secretary for Burger King.  During that time, he was also a member of the Board of Directors of Restaurant Services, Inc., the independent purchasing cooperative for the U.S. Burger King System.  He began his career with Burger King as a real estate attorney in 1985 and has published numerous articles and spoken on various franchise and intellectual property law topics. Mr. Giresi was a member of the first United States – South Africa Commercial Law Delegation established by the United States Department of Commerce and the government of South Africa.

Mr. Giresi has served on several philanthropic and business association boards, including the Board of Directors of the Beacon Council, the business development agency for Miami-Dade County, Florida, the Miami Philharmonic and the International Franchise Association. He currently serves on the Board of Directors of UFood Grille, a publicly-traded, franchised restaurant business, Fiduciary Trust International of the South, an investment management firm, and the Boys and Girls Clubs of Columbus, Ohio, where he served as the Treasurer and a member of the Executive and Human Resource committees.

Mr. Giresi is a past recipient of the Italian-American businessman of the year by the National Italian American Foundation in South Florida. In 2004, he received the Champions Award from Safe Horizons, a leading domestic violence prevention organization in New York City.  He is an attorney at law of the State of New Jersey. He earned a law degree in 1983 from Seton Hall University and a Bachelor of Science degree in accounting in 1980 from Villanova University.

Theodore Mandes, II, Director

Theodore Mandes, II is an experienced entrepreneur, executive and investor. Mr. Mandes played professional golf until 1975, and then entered the business world as an account executive in the ladies apparel business. After a successful stint in New York, he founded Mandes and Associates. It was during this time that Mr. Mandes honed his marketing skills to make his company one of the largest agents to the trade. During his career in the apparel business, Mr. Mandes developed divisions of Federated Department Stores, May co. JC Penny and other multiple store groups into multi-million dollar accounts for many of the major wholesale companies that his firm represented.

As an investor, Director and entrepreneur, Mr. Mandes has consistently recognized and understood trends well ahead of the rest of the market, from new innovations in apparel to developing inserts and needs for diabetic patients with conditions like peripheral neuropathy.

In 1994 he founded Bioform, Inc. with Stephen Warner, a pedorthic foot care company that dealt with orthopedic foot problems but also addressed the needs of diabetics. While developing this opportunity, the urgent need to address the alarming increase in the incidence of obesity and diabetes in the United States became apparent to Mr. Mandes.

Mr. Mandes sits on the Board of Directors of the Raymond F. Kravis Center and the Palm Beach Counties performing arts center. He also developed and chairs the Palm Beach Wine Auction, the most productive fundraising event for the performing arts center's award winning education department. His mission "is to further advance the educational experience of our youth - it is more than just a cause it is an ongoing obligation." Over 85,000 students have attended live performances camps and other workshops every year for the past 16 years.

David Deno, Director

David Deno was the former President of Quiznos LLC from January 2008 and CEO from September 2008 through February 2009.  Prior to joining Quiznos, beginning in August 2006, he was a Managing Director with the private equity firm CCMP Capital Advisors, LLC. Prior to August 2006, he concluded a 15-year career with YUM! Brands, Inc. where he served as Chief Operating Officer from October 2004 to February 2006 and as Chief Financial Officer from November 1999 to October 2004.   Mr. Deno was instrumental in growing YUM Brands and building shareholder value after its spinoff from PepsiCo in 1997.  Mr. Deno also held senior positions in YUM's International and Pizza Hut divisions. Prior to joining YUM, David worked for Burger King Corporation for 8 years in various finance, real estate, and operations assignments.

Dr. Paul S. Auerbach, Director

Dr. Paul S. Auerbach is a Professor of Surgery in the Division of Emergency Medicine at Stanford University Medical.  He will be forming and heading the Company’s Medical Advisory Board. He is the former Professor and Chief of the Divisions of Emergency Medicine at Stanford and Vanderbilt. Dr. Auerbach is a founder and past president of the Wilderness Medical Society, editor of the definitive medical reference text Wilderness Medicine, 5th Edition, and author of Medicine for the Outdoors, which is a leading book on outdoor health for laypersons. Dr. Auerbach practices emergency medicine, teaches, performs research, and advises numerous agencies and organizations, including serving as an advisory board member to the AARP “Fat 2 Fit” Community Challenge. Dr. Auerbach has been hailed as a Hero of Emergency Medicine by the American College of Emergency Physicians. He also serves on the National Medical Committee for the National Ski Patrol. Dr. Auerbach is a recipient of numerous awards including the DAN America Award from the Divers Alert Network, Outstanding Contribution in Education Award from the American College of Emergency Physicians, a NOGI Award in 2006 from the Academy of Underwater Arts and Sciences, Diver of the Year for Science in 2008 from Beneath the Sea, and DAN/Rolex Diver of the Year in 2009.

Dr. Auerbach is a graduate of Duke University and Duke University School of Medicine, as well as the Stanford Graduate School of Business.

Employment Agreements

On February 12, 2009, we entered into a three year Employment Agreement with Francis McCarthy such that he will serve as our President and Chief Executive Officer.  The Agreement provides for an annual salary of $120,000, and bonuses as approved by the Board of Directors.  A copy of this Agreement is included as Exhibit 10.1 to the current report on Form 8-K filed on February 12, 2009 and incorporated herein by reference.

On February 12, 2009, we entered into a two year Employment Agreement with David Briones such that he will serve as our Chief Financial Officer.  The Company also has a consulting agreement with Bartolomei Pucciarelli, LLC, a related party to Mr. Briones, to provide accounting and tax services pursuant to which Mr. Briones will receive a total of 200,000 of our common shares over a two year time period.  A copy of this Employment Agreement is included as Exhibit 10.2 to the current report on Form 8-K on February 12, 2009 and incorporated herein by reference.

Family Relationships

None.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on our board of directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our board of directors and/or any committee of our board of directors. Officers are appointed annually by our board of directors and each executive officer serves at the discretion of our board of directors. We do not have any standing committees. Our board of directors may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities.

None of our officers and/or directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

▪
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 11.   EXECUTIVE COMPENSATION

The following table shows for the periods indicated, compensation awarded to or paid to, or earned by, our officer and director.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Renda, President, CEO, CFO (1)	2008	$	—	20,000,000 (2)	—	—	—	—	$

(1)	Brian Renda resigned from all the officer and directors positions he held with us on February 12, 2009.
(2)
On August 22, 2008, we issued 20,000,000 shares of our common stock to Brain Renda as compensation for services rendered to us as our CEO and CFO.  On February 12, 2009, such 20,000,000 shares were cancelled in connection with the share exchange transaction we effectuated with NXT Nutritionals, Inc. and the NXT Shareholders.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2008.

Option Plan

There are no stock options and no common shares set aside for any stock option plan.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of our common stock, all directors individually and all of our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Shares (1)
Francis McCarthy, President, CEO and Director (2)	4,136,000	11.43%
Joshua Rosenbaum, Director (2)	1,910,000	5.28%
Richard M. Jordan, Director (2)	250,000	0.69%
Mark A. Giresi, Director (2)	765,000	2.11%
Theodore Mandes, II, Director (2)	765,000	2.11%
Ed Tubel	2,400,000	6.63%
Frank Corsini	2,496,000	6.90%
Officers and Directors as a Group	7,826,000	21.63%

(1)	Based on 36,170,000 shares of common stock outstanding after the closing of the Share Exchange Agreement.
(2)
Management shareholders have entered into a Lock-up Agreement with us pursuant to which management has agreed not to sell or otherwise dispose of their shares of the Company’s common stock for a period of eighteen months from the close of the Share Exchange Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NXT Nutritionals Holding, Inc.

Steve Merry is deemed to be our promoter. On April 25, 2006, 20,000,000 shares post-split were issued to Steve Merry as founder’s shares for services rendered as our President.

On August 22, 2008, Steve Merry cancelled the 20,000,000 shares post split that we issued to him as founder’s shares. As of the same date on which Mr. Renda was appointed as our sole officer and director, we issued 20,000,000 shares of our common stock to Brian Renda as compensation for his services rendered to us.

NXT Nutritionals, Inc.

Effective October 31, 2008, NXT Nutritionals entered into a share exchange agreement with Healthy Dairy, LLC, NXT, LLC, Healthy Brands, LLC, and the unitholders of Healthy Dairy, LLC and NXT, LLC. Pursuant to the share exchange agreement, as one of the conditions for the NXT Merger, NXT Nutritionals issued to NXT LLC unitholders and Heath Dairy unitholders a total of 14,000,000 shares of its common stock at par value $.001 per share in consideration for 100% membership interest in NXT, LLC and Healthy Dairy, LLC. In addition, pursuant to the share exchange agreement, NXT Nutritionals also issued 6,000,000 shares of its common stock at par value $.001 per share representing 30% of the Common Stock outstanding, in consideration for the consulting and founder services provided by Healthy Brands.   Francis McCarthy, the President, CEO and Director of NXT Nutritionals was also a minority unitholder of Healthy Dairy and NXT, LLC, as well as Healthy Brands, LLC.

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

On October 31, 2008, the Company entered into a Unit Purchase Agreement with NXT, Inc. (See Note 3).  In accordance with the agreement, the Company incurred a liability of $1,200,000, to pay certain Unit holders of Healthy Dairy, LLC and NXT, LLC.  Of this $1,200,000, the Company allocated approximately $588,000 to the related parties mentioned above ($200,000 and $388,500).  The remaining approximate $612,000 is due to certain Unit holders.  Of the $612,000, approximately $220,000 was repaid during 2009.  The Company still has a balance due on this portion of approximately $392,000 as of July 8, 2009.

Royalty Payable – Related Party

During 2007, the Company had a royalty license agreement with NXT, LLC, which licensed “SUSTA” to Healthy Dairy, LLC for use in its retail products.  The terms of the agreement require a royalty of $0.05 per case of product sold.  During 2007, the Company accrued $10,150 in related party royalties.  In 2008, since the royalty license agreement was eliminated as part of the Unit Purchase Agreement (See Note 4), the royalty was treated as a component of the recapitalization.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our consolidated financial statements for the year ended December 31, 2008 and 2007, we were billed approximately $65,000 and $65,000 for professional services rendered for the audit of our consolidated financial statements.

Legal Fees

For our consolidated financial statements for the twelve months ended December 31, 2008 and 2007, we were billed approximately $125,000 in 2008 and $0 in 2007 for professional services rendered for legal compliance related to federal securities laws.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the nine months ended December 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Title of Document
2.1	Share Exchange Agreement among NXT Nutritionals Holdings, Inc., NXT Nutritionals, Inc., and the shareholders of NXT Nutritionals, Inc. **

10. 1	Employment Agreement with Francis McCarthy **

10.2	Employment Agreement with David Briones **

10.3	Lock-up Agreement with Management Shareholders **

14	Code of Ethics *

16.1	Gately’s Consent Letter to the SEC dated February 12, 2009. *

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibit 14 to the registrant’s Annual Report on Form 10-KSB filed on May 30, 2008.
 ** Filed as exhibit to Form 8-K filed on February 12, 2009 and incorporated herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXT Nutritionals Holdings, Inc.
Date: July 13, 2009	By:	/s/ Francis McCarthy
Name: Francis McCarthy
Title: President and Chief Executive Officer

Date: July 13, 2009	By:	/s/ David Briones
Name: David Briones
Title: Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on July 13, 2009.

Name	Title	Date

/s/ Francis McCarthy	Director, President, Secretary and Chief Executive Officer	July 13, 2009
/s/ Richard M. Jordan	Director, Executive Vice President, General Manager	July 13, 2009
/s/ Mark A. Giresi	Director	July 13, 2009
/s/ Theodore Mandes, II	Director	July 13, 2009
/s/ David Deno	Director	July 13, 2009
/s/ Dr. Paul S. Auerbach	Director	July 13, 2009