Form 10-Q
period 2009-06-30
NXT Nutritionals Holdings, Inc.
filed 2009-08-19
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

NXT Nutritionals Holdings, Inc.
(Exact name of registrant as specified in Charter)

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2009: 36,567,500 shares of common stock.

1

NXT NUTRITIONALS HOLDINGS, INC.

FORM 10-Q

June 30, 2009

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

SIGNATURE

2

 Item 1. Financial Information

NXT NUTRITIONALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

3

Page(s)

Consolidated Balance Sheets as of June 30, 2009 (Unaudited)
and December 31, 2008 (Audited) –	1

Statements of Operations For the Three and Six Months Ended
June 30, 2009 (Consolidated) and June 30, 2008 (Unaudited) –	2

Statements of Cash Flows For the Six Months Ended
June 30, 2009 (Consolidated) and June 30, 2008 (Unaudited) –	3

Notes to the Consolidated Financial Statements (Unaudited)	4-20

NXT Nutritionals Holdings, Inc. and Subsidiaries
Balance Sheets

	June 30, 2009 (Consolidated)	December 31, 2008
	(Unaudited)	(Audited)
Assets

Assets:
Cash	$238,103	$274,198
Accounts receivable	148,194	208,169
Inventories	325,923	67,558
Prepaid expenses	-	33,000
Total Current Assets	712,221	582,925

Debt Issuance Costs - net	53,449	-

Total Assets	$765,670	$582,925

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$565,454	$636,864
Loans payable - related parties	690,626	811,510
Loans payable - other	-	25,100
Convertible notes payable - net	976,438	800,000
Accrued interest payable - related parties	32,022	1,144
Accrued interest payable - convertible notes	62,900	12,233
Total Current Liabilities	2,327,442	2,286,851

Long-term loans payable - related parties	-	388,500
Convertible notes payable, net of debt discount	331,841	-
Accrued interest payable - related parties	-	21,342
Total Long-Term Liabilities	331,841	409,842

Total Liabilities	2,659,283	2,696,693

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
36,225,000 and 34,619,195 shares issued and outstanding	36,225	34,619
Additional paid in capital	5,536,999	1,915,484
Accumulated deficit	(7,466,838)	(4,063,871)
Total Stockholders' Deficit	(1,893,614)	(2,113,768)

Total Liabilities and Stockholders' Deficit	$765,670	$582,925

NXT Nutritionals Holdings, Inc. and Subsidiaries
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009 (Consolidated)	2008	2009 (Consolidated)	2008

Sales - net of slotting fees and discounts	$247,891	$545,637	$450,801	$1,166,553

Cost of sales	188,053	378,922	434,658	717,109

Gross profit (loss)	59,838	166,715	16,143	449,444

General and administrative expenses	625,353	205,017	2,103,159	362,132

Income (loss) from operations	(565,516)	(38,302)	(2,087,017)	87,312

Interest expense	(227,869)	(11,625)	(308,579)	(17,750)

Loss on extinguishment of debt	(1,007,371)	-	(1,007,371)	-

Net income (loss)	$(1,800,756)	$(49,927)	$(3,402,967)	$69,562

Net Loss per Share - Basic and Diluted	$(0.05)	$(0.00)	$(0.10)	$0.00

Weighted Average Number of Shares Outstanding	36,200,275	22,201,957	35,703,041	22,201,957

NXT Nutritionals Holdings, Inc. and Subsidiaries
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2009 (Consolidated)	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,402,967)	$69,562
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issue costs	13,301	-
Amortization of debt discount	225,780	-
Contributed rent - related party	-	3,605
Stock based compensation	663,139	-
Warrants issued as consulting fee	280,000	-
Loss on extinguishment of debt	1,007,371	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	59,975	(110,416)
Prepaid expenses	33,000	-
Inventory	(258,365)	(45,517)
Increase (Decrease) in:
Accounts payable and accrued expenses	(71,410)	(143,229)
Accrued interest payable - related party	9,536	9,916
Accrued interest payable - convertible notes	50,667	-
Other	-	(419)
Net Cash Used in Operating Activities	(1,389,972)	(216,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	-	268,000
Proceeds from issuance of convertible notes	2,130,000	-
Debt issuance costs paid in cash	(66,750)	-
Payment on loans - related parties	(509,373)	-
Payments on convertible notes	(200,000)	-
Net Cash Provided By Financing Activities	1,353,877	268,000

Net Increase (Decrease) in Cash	(36,095)	51,502

Cash and Cash Equivalents - Beginning of Year	274,198	68,819

Cash and Cash Equivalents - End of Year	$238,103	$120,321

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$8,263	$13,614

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrual of 8% preferred return on class "B" member units	$-	$39,250
Beneficial conversion feature on convertible notes	$1,685,000	$-
Conversion of note payable in recapitalization	$25,000	$-

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-KT, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007.  The interim results for the period ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year.

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
June 30, 2009
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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2009 or December 31, 2008, respectively.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

At June 30, 2009 and December 31, 2008, the Company did not record an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.  At June 30, 2009, inventory consisted of $86,632 of finished goods held for sale and raw materials of $239,291.  At December 31, 2008, respectively, all inventory consisted of finished goods held for sale.

Debt Issue Costs and Debt Discount

These items will be amortized over the life of the debt to interest expense.  If a conversion of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Fair value of financial instruments

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

Original Issue Discount

For certain convertible debt issued in 2009, the Company provided the debtholder with an original issue discount.  The original issue discount was equal to three years of simple interest at 10% of the proceeds raised.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and warrants, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. At June 30, 2009 the Company did not have any derivative financial instruments.

Segment information

During the three and six months ended June 30, 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Revenue recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.

Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction to revenues.  During the three and six months ended June 30, 2009 and 2008, the Company recorded slotting fees and discounts to revenues of totaling $58,737 and $283,648 for the six months ended June 30, 2009 and 2008, and $24,621 and $123,612 for the three months ended June 30, 2009 and 2008, respectively.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

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

Advertising expense for the three and six months ended June 30, 2009 and 2008 was $372,622 and $258,073 for the six months ended June 30, 2009 and 2008, and $214,640 and $182,494 for the three months ended June 30, 2009 and 2008, respectively.

Stock-based compensation

All share-based payments to employees are recorded and expensed in the statement of operations. Measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  Forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-employee equity based compensation

Equity-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

For the six months ended June 30, 2009, the Company had 14,195,500 warrants and for the six months ended June 30, 2008, the Company had no common stock equivalents outstanding.  These common stock equivalents in 2009 were issued in connection with the Company’s convertible debt offering; however since the Company reflected a net loss in 2009, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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
June 30, 2009
Unaudited

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
June 30, 2009
Unaudited

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $3,402,967 and net cash used in operations of $1,389,972 for the six months ended June 30, 2009; and has a working capital deficit of $1,615,221, and a stockholders’ deficit of $1,893,614.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

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

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141(R) did not apply for purposes of presenting pro-forma financial information.

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

During the six months ended June 30, 2009, the Company repaid $110,000 to unit holders associated with the October 31, 2008 share exchange agreement between NXT, Inc. and Healthy Dairy, LLC and NXT, LLC. The Company repaid an additional $110,000 in May 2009. The Company still has a balance due on this portion of approximately $392,000.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

(B)	Loans Payable – Other

On November 4, 2008, an investor paid $25,000 of expenses on behalf of the Company.  This advance was non-interest bearing, unsecured and due on demand. The $25,000 loan was converted to stock upon recapitalization with NXT Nutritionals Holdings, Inc. on February 12, 2009.

(C)	Convertible Debt with Series A and B Warrants

During the six months ended June 30, 2009, the Company issued convertible notes payable aggregating $2,586,600 to third parties (“the Notes”).  The Notes bear interest at 10%. The Notes are secured by all assets of the Company.  Of the total, $595,000 of this convertible debt is due during the first quarter of 2010 (short term debt), these notes contain Series A warrants.  The remaining $1,991,600 is due during the six months ended June 30, 2012 (long term debt), these notes contain Series A and B warrants.

Notes issued with Series A warrants ($595,000) were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.40/share.

Notes issued with Series A and B warrants ($1,991,600) were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.40/share and 100% coverage, Series B five-year detachable stock purchase warrants having an exercise price of $0.60/share.

As a result, the Company granted 11,445,500 additional warrants.

During the six months ended June 30, 2009, three Series A Noteholders converted their Series A Notes into the new offering which included Series A and B Warrants (as discussed above).  These three Noteholders converted an aggregate Principal of $125,000 into the new offering with a Face amount of $162,500.  The Company provided the noteholder with an original issue discount.  The original issue discount was equal to three years of simple interest at 10% of the proceeds raised.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.

These Notes were issued with Series A and B warrants ($1,991,600) were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.40/share and 100% coverage, Series B five-year detachable stock purchase warrants having an exercise price of $0.60/share.

As a result, the Company cancelled the original 312,500 Series A warrants and issued 406,250 new Series A warrants and 406,250 Series B warrants.

The Company determined that the conversion of debt instruments resulted in instruments being exchanged with substantially different terms and applied debt extinguishment accounting, resulting in a $1,007,371 loss on extinguishment of debt. The Company assessed the present value of both old and new debt as well as the fair value of the warrants granted in the new offering.  The Company determined that the present value of the cash flows associated with the new debt instruments exceeded the present value of the old debt instruments by more than 10%. The 812,500 warrants issued in the new Notes were recorded to additional paid in capital at fair market value ($643,586).  The Company also assessed the beneficial conversion feature at fair market value and recorded the beneficial conversion feature to additional paid in capital (326,285).

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

The Company first determined the fair value of the warrants and the beneficial conversion features based upon the following management assumptions:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.76% - 2.75%

The Notes are subject to mandatory conversion, if, at any time after closing, a reverse acquisition with a public shell company and prior to the maturity dates of these convertible notes, the Company completes a private placement (“new financing”) of convertible debt financing of between $2,000,000 - $5,000,000. As of August 19, 2009, the Company’s offering remained open.  Under a new financing, the new convertible debt financing, these convertible notes would have a term of three years, convertible at $0.40/share, and contain detachable five-year stock purchase warrants to purchase 100% of the equivalent shares in the public company underlying this new convertible debt financing.  The warrants would be exercisable at $0.60/share.

In connection with convertible debt issued in 2009, the Company has determined that fair value is applicable for these conventional convertible debt instruments.  The Company first determined the fair value of the warrants based upon the following management assumptions:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.93% - 2.84%

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for a portion of these issuances of convertible debt was below market price.

The Company recorded a beneficial conversion feature in connection with the issuance of certain of these notes in the amount of $2,141,600.  Of the total, $456,600 pertains to an original issue discount associated with the debt issuance computed as the difference between the face amount of the debt and the cash received.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

During the six months ended June 30, 2009, the Company repaid principal of $200,000 and $7,919 of related accrued interest associated with certain convertible debt issued during October 2008.

(D)	Debt Issuance Costs

In connection with raising convertible debt, the Company paid debt issue costs to a family member of the Chairman of the Board totaling $66,750.  During the six months ended June 30, 2009, the Company amortized $13,301.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

(B)	Cumulative Preferred Redeemable Class “B” Units

For the six months ended June 30, 2008, the Company accrued $39,250 in preferred dividends. Effective October 31, 2008, class “B” units ceased to exist.

(C)	Contributed Capital – Former Related Party

During the six months ended June 30, 2009 and 2008, the Company recorded contributed capital of $0 and $3,604, respectively, for rent expense.  A former member of the Company provided the use of their home to conduct business on behalf of the Company.

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

(E)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable - December 31, 2007	-	$-
Granted	2,000,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2008	2,000,000	$0.40
Exercisable - December 31, 2008	2,000,000	$0.40
Granted	12,508,000	$0.50
Exercised	-	$-
Forfeited/Cancelled	(312,500)	$0.40
Outstanding – June 30, 2009	14,195,500	$0.49
Exercisable – June 30, 2009	14,195,500	$0.49

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $0.60	14,195,500	4.71 years	$0.49	14,195,500	$0.49

At June 30, 2009 and December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $5,970,700 and $0, respectively.

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
●
200,000 shares of the Company’s common stock, having a fair value of $2,000 ($0.01/share), based upon the fair value of services rendered to third parties for services rendered.  These shares will vest 25,000 shares per quarter.  During the six months ended June 30, 2009, the CFO vested in the first 50,000 of the stock award.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

Note 10 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and August 19, 2009, the date the financial statements were issued.

(A)	Convertible Debt and Warrants and Repayment and Conversions

Debt Issued with Series A and B Warrants

During the period from July 1, 2009 through August 19, 2009, the Company issued convertible notes payable aggregating $115,700 to third parties (“the Notes”).  The Notes bear interest at 10%. The Notes are secured by all assets of the Company.  These  notes are due during the third quarter of 2012 (long term debt), these notes contain Series A and B warrants.

Notes issued with Series A and B warrants were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.40/share and 100% coverage, Series B five-year detachable stock purchase warrants having an exercise price of $0.60/share.

As a result, the Company granted 578,500 additional warrants.

The Notes are subject to mandatory conversion, if, at any time after closing, a reverse acquisition with a public shell company and prior to the maturity dates of these convertible notes, the Company completes a private placement (“new financing”) of convertible debt financing of between $2,000,000 - $5,000,000. As of August 19, 2009, the Company’s offering remained open.  Under a new financing, the new convertible debt financing, these convertible notes would have a term of three years, convertible at $0.40/share, and contain detachable five-year stock purchase warrants to purchase 100% of the equivalent shares in the public company underlying this new convertible debt financing.  The warrants would be exercisable at $0.60/share.

In connection with convertible debt issued in 2009, the Company has determined that fair value is applicable for these conventional convertible debt instruments.  The Company first determined the fair value of the warrants based upon the following management assumptions:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.76% - 2.84%

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for these issuances of convertible debt was below market price.

The Company recorded a beneficial conversion feature in connection with the issuance of these notes in the amount of $89,000.  Also, the Company has recorded an additional debt discount of $26,700 pertaining to an original issue discount.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

Conversions of Convertible Notes into Series A and B Notes

During the period from July 1, 2009 through August 19, 2009, Noteholders converted $138,000 of principal in the previous offering into a new principal face amount of $179,400.  The Notes bear interest at 10%. The Notes are secured by all assets of the Company.  These notes are due during the third quarter of 2012 (long term debt), these notes contain Series A and B warrants.

Notes issued with Series A and B warrants were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.40/share and 100% coverage, Series B five-year detachable stock purchase warrants having an exercise price of $0.60/share.

As a result, the Company cancelled the original 345,000 Series A warrants and issued 448,500 new Series A warrants and 448,500 Series B warrants.

Conversions of Convertible Notes  into Series A and B Notes with an Additional Investment

During the period from July 1, 2009 through August 19, 2009, a noteholder converted $26,000 of principal in the previous offering, and provided the company proceeds of $11,000 into a new principal face amount of $48,100.  The Notes bear interest at 10%. The Notes are secured by all assets of the Company.  These notes are due during the third quarter of 2012 (long term debt), these notes contain Series A and B warrants.

Notes issued with Series A and B warrants were issued with 100% coverage, Series A five-year detachable stock purchase warrants having an exercise price of $0.40/share and 100% coverage, Series B five-year detachable stock purchase warrants having an exercise price of $0.60/share.

As a result, the Company cancelled the original 65,000 Series A warrants and issued 120,250 new Series A warrants and 120,250 Series B warrants.

The Company, in accordance with Emerging Issues Task Force Issue EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and Emerging Issues Task Force Issue EITF No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, determined that the conversion of debt instruments with substantially different terms and applied debt extinguishment accounting, resulting in a  loss on extinguishment of debt.  The 240,500 warrants issued in the new Notes were recorded to additional paid in capital at fair market value.  The Company also assessed the beneficial conversion feature at fair market value and recorded the beneficial conversion feature to additional paid in capital

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
Unaudited

The Company first determined the fair value of the warrants and the beneficial conversion features based upon the following management assumptions:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.76% - 2.75%

Proceeds of Convertible Debt of Unexecuted Note

The Company received $100,000 from a potential debtholder. The Company has not accepted or formalized the terms of this agreement.

Conversions of Convertible Notes to Common Stock

On August 10, 2009, a Convertible Noteholder converted Principal in the amount of $204,000 into 510,000 shares of the Company’s common stock at a conversion rate of $0.40.

(B)	Common Share Issuance

On August 10, 2009, the Company issued 16,700 shares of the Company’s common stock to a consultant for services rendered, having a fair value of $16,700 ($1/share), based upon the quoted closing trading price..

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

COMPANY OVERVIEW

The Company focuses on marketing SUSTA Nectar, a table top sweetener alternative, and developing SUSTA-enhanced products such as Healthy Dairy® Smoothies.  On February 12, 2009 (the “Closing Date”), we entered into a share exchange agreement (the “Share Exchange Agreement”) with NXT Nutritionals, Inc. (“NXT Nutritionals”), a Delaware company, and the shareholders of NXT Nutritionals (the “NXT Shareholders”). On the Closing Date, pursuant to the terms of the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of NXT Nutritionals from the NXT Shareholders. In exchange, we issued to the NXT Shareholders, their designees or assigns, 22,480,000 shares of our common stock or 63.06% of the shares of our common stock issued and outstanding after the closing of the Share Exchange.

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

RESULTS OF OPERATIONS
Results of Operations
Summary Income Statement for the Six Months Ended June 30, 2009 and 2008

	Six months ended
	June 30, 2009	June 30, 2008
Revenue – net of slotting fees and discounts	$450,801	$1,166,553
Gross Profit	$16,143	$449,444
Operating Expense	$2,103,159	$362,132
Interest Expense	$(308,579)	$(17,750)
Loss on extinguishment of debt	$(1,007,371)	-
Net Income (Loss)	$(3,402,967)	$69,562
Earnings (Loss) per Share	(.10)	.00

For the six months ended June 30, 2009 and 2008, the Company reported a net loss of $(3,402,967), or $(0.10) per share and net income of $69,562 or $0.00 per share, respectively. The change in net income (loss) between the six months ended June 30, 2009 and 2008 was primarily attributable to two significant events:  The economic marketplace significantly declined during the fourth quarter of 2008 and during the six months ended June 30, 2009.  As a result, net sales declined significantly.  The Company also completed a reverse acquisition with a public shell company on February 12, 2009.  The Company experienced significant professional expenses with this undertaking, both in cash compensation as well as equity based payments.

Revenue: Sales decreased approximately 61% to $450,801 during the six months ended June 30, 2009, down from $1,166,553 during the corresponding six months ended June 30, 2008.  The decrease is primarily attributable to low sales from two of the Company’s major distributors as well as the sharp decline in the United States economy.  The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales on the SUSTA product.

Gross Profit: Gross profit decreased significantly during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  This decrease is primarily attributable to offering significant discounts and favorable terms with our distributors and customers in an effort to maintain and increase brand awareness.  The Company also realized an increase in the cost of raw materials during the six months ended June 30, 2009 as compared to June 30, 2008.

General and Administrative Expense: General and administrative expenses increased 515% during the six months ended June 30, 2009, up to $2,103,159 from $362,132 during the corresponding six months ended June 30, 2008.  The increase in general and administrative expenses is primarily attributable to management’s plan to recapitalize with a Public Company during early 2009.  The Company incurred a significant increase in professional fees and consulting fees during these efforts, both in cash and equity based compensation.

Other Income and Expenses: Other income and expenses increased by approximately $(1,298,200) to $(1,315,950) for the six months ended June 30, 2009 as compared to $(17,750) during the corresponding six months ended June 30, 2008.  The increase is primarily attributable to the interest on the Company’s notes to related parties, interest accrued on convertible notes, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.  The Company also experienced a loss on extinguishment of debt in the amount of $(1,007,371) which was incurred when certain bridge investors converted their notes into the new convertible note offering.

Going Concern: As shown in the accompanying financial statements, the Company incurred a net loss of $(3,402,967) during the six months ended June 30, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by $1,615,221. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summary Income Statement for the Three Months Ended June 30, 2009 and 2008

	Three months ended
	June 30, 2009	June 30, 2008
Revenue – net of slotting fees and discounts	$247,891	$545,637
Gross Profit	$59,838	$166,715
Operating Expense	$625,353	$205,017
Interest Expense	$(227,869)	$(11,625)
Loss on extinguishment of debt	$(1,007,371)	-
Net Loss	$(1,800,756)	$(49,927)
Loss per Share	(.05)	.00

For the three months ended June 30, 2009 and 2008, the Company reported a net loss of $(1,800,756), or $(0.05) per share and net loss of $(49,927) or $0.00 per share, respectively. The change in net loss between the three months ended June 30, 2009 and 2008 was due to the decrease is primarily attributable to low sales from two of the Company’s major distributors as well as the sharp decline in the United States economy.  The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales on the SUSTA product.  The Company also completed a reverse acquisition with a public shell company on February 12, 2009.  The Company experienced significant professional expenses with this undertaking, both in cash compensation as well as equity based payments.

Revenue: Sales decreased approximately 55% to $247,891 during the three months ended June 30, 2009, down from $545,637 during the corresponding three months ended June 30, 2008.  The decrease is primarily attributable to low sales from two of the Company’s major distributors as well as the sharp decline in the United States economy.

Gross Profit: Gross profit decreased significantly during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  This decrease is primarily attributable to offering significant discounts and favorable terms with our distributors and customers in an effort to maintain and increase brand awareness.  The Company also realized an increase in the cost of raw materials during the six months ended June 30, 2009 as compared to June 30, 2008.

General and Administrative Expense: General and administrative expenses increased 205% during the three months ended June 30, 2009, up to $625,353 from $205,017 during the corresponding three months ended June 30, 2008.  The increase in general and administrative expenses is primarily attributable to a significant increase in professional and consulting fees associated with the Company complying with SEC reporting requirements.  The Company also increased overhead in the form of payroll during the three months ended June 30, 2009 as compared to June 30, 2008.

Other Income and Expenses: Other income and expenses increased by approximately $(1,223,615) to $(1,235,240) for the three months ended June 30, 2009 as compared to $(11,625) during the corresponding three months ended June 30, 2008.  The increase is primarily attributable to the interest on the Company’s notes to related parties, interest accrued on convertible notes, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.  The Company also experienced a loss on extinguishment of debt in the amount of $(1,007,371) which was incurred when certain bridge investors converted their notes into the new convertible note offering.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2009 compared to December 31, 2008.

	June 30, 2009	December 31, 2008
Current Assets	$712,221	$582,925
Current Liabilities	$2,327,442	$2,286,851
Working Capital (Deficit)	$(1,615,221)	$(1,703,926)

As of June 30, 2009, we had a working capital deficit of $1,615,221 as compared to a working capital deficit of $1,703,926 as of December 31, 2008, a decrease of $(88,705). The decrease is primarily a result of an decrease in cash of  $36,905, an increase in inventory of $258,365, a decrease in accounts payable and accrued expenses of $71,410 and a decrease in related party notes in the amount of $90,006 offset by an increase in convertible notes along with accrued interest in the amount of $227,105, an increase in loans payable-other in the amount of $25,100, a decrease in accounts receivable of $59,975 and a decrease in prepaid expenses of $33,000.

Net cash used for operating activities for the six months ended June 30, 2009 and 2008 was $(1,389,972) and $(216,498), respectively. The Net income (loss) for the six months ended June 30, 2009 and 2008 was $(3,402,967) and $69,562, respectively.

Net cash obtained through all financing activities for the six months ended June 30, 2009 was $1,353,877 as compared to $268,000 for the six months ended June 30, 2008.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “ Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS FSP 142-3, to have a material impact on its financial position, results of operations or cash flows.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

Beneficial Conversion Feature

For all convertible debt issued in 2008, the convertible feature of the convertible notes did not provide for a rate of conversion that was below market value. If it were to exist, this feature would normally be characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” If the Company were to record a BCF, the relative fair value of the BCF would be recorded as a debt discount from the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt. At each commitment date during 2008, the convertible debt instruments had an effective conversion rate per share in excess of the market price per share.

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

Item 4T.  Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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
2.	We will increase management oversight of accounting and reporting functions in the future.
3.	As of February 12, 2009, we engaged a chief financial officer with extensive SEC reporting experience. His primary function is to oversee the financial reporting process.
4.	During the six months ended June 30, 2009, we appointed a chair to our audit committee. Our new audit committee chair has extensive experience in SEC reporting.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On April 3, 2009, the Company filed a Form 8-K with the SEC disclosing the appointment of a new director.

On April 8, 2009, the Company filed a Form 8-K with the SEC disclosing a power point presentation distributed to certain investors.

On May 22, 2009, the Company filed a Form 8-K/A with the SEC amending a form 8K originally filed on February 12, 2009 to restate financial statements.

On June 3, 2009, the Company filed a Form 8-K with the SEC disclosing the resignation of a director and the appointment of a new director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NXT NUTRITIONALS HOLDINGS, INC.
Registrant

Date: August 19, 2009	By: /s/ Francis McCarthy
Francis McCarthy
President, and Chief Executive Officer

Date: August 19, 2009	By: /s/ David Briones
David Briones
Chief Financial and Accounting Officer

