Form 10-Q
period 2009-09-30
NXT Nutritionals Holdings, Inc.
filed 2009-11-20
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2009: 36,776,950 shares of common stock.

NXT NUTRITIONALS HOLDINGS, INC.

FORM 10-Q

September 30, 2009

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

SIGNATURE

 Item 1. Financial Information

NXT NUTRITIONALS HOLDINGS, INC.

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

CONTENTS

Page(s)
Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	1
Statements of Operations For the Three and Nine Months Ended September 30, 2009 (Consolidated) and September 30, 2008 (Unaudited) –	2
Statements of Cash Flows For the Nine Months Ended September 30, 2009 (Consolidated) and September 30, 2008 (Unaudited) –	3
Notes to the Consolidated Financial Statements (Unaudited)	4-20

NXT Nutritionals Holdings, Inc. and Subsidiaries
Balance Sheets

	September 30, 2009 (Consolidated)	December 31, 2008
	(Unaudited)	(Audited)
Assets

Assets:
Cash	$163,263	$274,198
Accounts receivable	42,671	208,169
Inventories	214,534	67,558
Other current assets	44,018	33,000
Total Current Assets	464,486	582,925

Debt Issuance Costs - net	58,210	-

Total Assets	$522,696	$582,925

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$553,243	$636,864
Loans payable - related parties	690,626	811,510
Loans payable - other	-	25,100
Convertible notes payable - net	-	800,000
Accrued interest payable - related parties	35,707	1,144
Accrued interest payable - convertible notes	-	12,233
Registration rights payable	362,453	-
Total Current Liabilities	1,642,029	2,286,851

Long-term loans payable - related parties	-	388,500
Convertible notes payable, net of debt discount	1,993,570	-
Accrued interest payable - related parties	-	21,342
Total Long-Term Liabilities	1,993,570	409,842

Total Liabilities	3,635,599	2,696,693

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
36,776,950 and 34,619,195 shares issued and outstanding	36,777	34,619
Additional paid in capital	20,450,811	1,915,484
Accumulated deficit	(23,600,491)	(4,063,871)
Total Stockholders' Deficit	(3,112,903)	(2,113,768)

Total Liabilities and Stockholders' Deficit	$522,696	$582,925

NXT Nutritionals Holdings, Inc. and Subsidiaries
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009 (Consolidated)	2008	2009 (Consolidated)	2008

Sales - net of slotting fees and discounts	$236,843	$474,015	$687,644	$1,640,568

Cost of sales	322,546	487,531	757,204	1,204,640

Gross profit (loss)	(85,703)	(13,516)	(69,560)	435,928

General and administrative expenses	597,222	117,936	2,700,381	480,068

Loss from operations	(682,925)	(131,452)	(2,769,941)	(44,140)

Interest expense	(492,148)	(5,436)	(800,727)	(23,186)

Loss on extinguishment of debt	(14,596,180)	-	(15,603,551)	-

Registration rights expense	(362,453)	-	(362,453)	-

Net loss	$(16,133,706)	$(136,888)	$(19,536,672)	$(67,326)

Net Loss per Common Share - Basic and Diluted	$(0.44)	$(0.01)	$(0.54)	$(0.00)

Weighted Average Number of Common Shares Outstanding	36,523,113	23,558,380	35,976,649	22,657,398

NXT Nutritionals Holdings, Inc. and Subsidiaries
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2009 (Consolidated)	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,536,672)		$(67,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	24,090		-
Amortization of debt discount	684,417		-
Contributed rent - related party	-		5,406
Stock based compensation	609,840		-
Warrants issued as consulting fee	280,000		-
Loss on extinguishment of debt	15,603,551		-
Registration rights expense	362,453
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	165,498		(49,230)
Prepaid expenses	(11,018)		-
Inventory	(146,976)		(12,716)
Increase (Decrease) in:
Accounts payable and accrued expenses	(13,372)		(198,621)
Accrued interest payable - related party	34,563		16,536
Accrued interest payable - convertible notes	48,365		-
Other	-		4,821
Net Cash Used in Operating Activities	(1,895,261)		(301,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	-		268,000
Proceeds from issuance of convertible notes	2,576,000		-
Debt issuance costs paid in cash	(82,300)		-
Payment on loans - related parties	(509,374)		-
Payments on convertible notes	(200,000)		-
Net Cash Provided By Financing Activities	1,784,326		268,000

Net Decrease in Cash	(110,935)		(33,130)

Cash and Cash Equivalents - Beginning of Period	274,198		68,819

Cash and Cash Equivalents - End of Period	$163,263		$35,689

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-		$-
Interest	$8,263		$13,650

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrual of 8% preferred return on class "B" member units	$-		$55,327
Beneficial conversion feature on convertible notes	$2,127,700		$-
Original issue discount	$590,400	$
Conversion of note payable in recapitalization	$25,000		$-
Conversion of convertible note payable to common stock	$204,100		$-
Stock issued to settle accounts payable	$70,250		$-
Accrued interest converted to convertible notes	$81,940	$

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-KT, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007.  The interim results for the period ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year.

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
September 30, 2009
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

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the grocery industry, (ii) general economic conditions in the various local markets in which the Company competes, including the general downturn in the economy over the past year, (iii) the volatility of prices pertaining to food and beverages in connection with the Company’s distribution of product, and (iv) effective use of slotting fees paid as well as advertising. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2009 or December 31, 2008, respectively.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

At September 30, 2009 and December 31, 2008, respectively, the Company did not record an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	September 30, 2009	December 31, 2008
Work in process	$57,991	$-
Finished goods	156,542	67,558
	$214,534	$67,558

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

Original Issue Discount

For certain convertible debt issued in 2009, the Company provided the debt holder with an original issue discount.  The original issue discount was equal to three years of simple interest at 10% of the proceeds raised.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.

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

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. At September 30, 2009, the Company did not have any derivative financial instruments.

Segment information

During the three and nine months ended September 30, 2009 and 2008, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

Revenue recognition

The Company records revenue for both the yogurt smoothie and for the natural sweetener when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.

Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction to revenues.  During the three and nine months ended September 30, 2009 and 2008, the Company recorded slotting fees and discounts to revenues of totaling $102,647 and $528,081 for the nine months ended September 30, 2009 and 2008, and $43,910 and $244,433 for the three months ended September 30, 2009 and 2008, respectively.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s yogurt smoothie products.  Costs include product development, packaging and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred.

Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
$250,120	$126,334	$622,742	$384,407

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

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

The Company had the following potential common stock equivalents at September 30, 2009:

Convertible debt – face amount of $4,027,256, conversion price of $0.40	10,068,140
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	21,906,781
Total common stock equivalents	31,974,921

There were no common stock equivalents outstanding for the nine months ended September 30, 2008.

Since the Company reflected a net loss in 2009, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent accounting pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $19,536,672 and net cash used in operations of $1,895,261 for the nine months ended September 30, 2009; and has a working capital deficit of $1,177,543, and a stockholders’ deficit of $3,112,903.

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

The Company believes that the utilization of its unique ingredient “SUSTA” will allow new product development that will provide future positive cash flows, however, sales to date have been nominal.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

Since the transaction is considered a reverse acquisition and recapitalization, the presentation of pro-forma financial information was not required.

Pursuant to the merger, Holdings majority stockholder cancelled 20,000,000 shares of common stock and concurrently issued 22,480,000 shares of common stock to NXT Nutritionals, Inc.  Upon the closing of the reverse acquisition, NXT Nutritionals, Inc. stockholders held 63% of the issued and outstanding shares of common stock.

Note 5 Convertible Notes Payable, Loans Payable Related Parties, and Registration Rights Penalty

(A)	Loans Payable – Related Parties

In December 2006 and March 2007, respectively, the Company received an aggregate $150,000 and $50,000 from related parties.  These advances, totaling $200,000, bore interest at 7.2% and were secured by all assets of the Company.  These advances were due on March 21, 2009. The Company repaid $400 during the year ended December 31, 2008.  The Company repaid the remaining $199,600 of advances in March 2009.

On March 7, 2008, the Company entered into a loan agreement with a former related party to borrow an amount up to $388,500, of which $120,274 was advanced, with no stated terms during December 2007. An additional $268,226 was advanced during 2008. These loans bear interest at 6% with a default rate of interest of 12%.  The loans are secured by all assets of the Company.  These loans are due on March 7, 2010. The Company repaid $90,000 of these advances in May 2009.

During 2009, the Company repaid $220,000 to unit holders associated with the October 31, 2008 share exchange agreement between NXT, Inc. and Healthy Dairy, LLC and NXT, LLC. The Company still has a balance due on this portion of approximately $392,000.

The following is a summary of loans payable – related parties:

Balance – December 31, 2007	$320,274
Advances	268,226
Due to Unit Holders – October 31, 2008 share exchange agreement	612,126
Repayments	(90,400)
Balance – December 31, 2008	1,110,226
Advances	-
Repayments	(419,600)
Balance – September 30, 2009	$690,626

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

(B)	Loans Payable – Other

On November 4, 2008, an investor paid $25,000 of expenses on behalf of the Company.  This advance was non-interest bearing, unsecured and due on demand. The $25,000 loan was converted to stock upon recapitalization with NXT Nutritionals Holdings, Inc. on February 12, 2009.

(C)	Convertible Debt, Warrants and Extinguishment Accounting

1.	2008 Convertible Debt
a.
$800,000 bridge notes (“2008 debt”) bearing interest at 10%.  These notes were due one year from issuance and were secured by all assets of the Company. The notes were convertible at $0.40/share, or 2,000,000 shares of common stock. The notes are subject to mandatory conversion if, at any time after closing, a reverse acquisition with a public shell company and prior to the maturity dates of these convertible notes, the Company completes a private placement (“new financing”) of convertible debt financing of between $2,000,000 - $5,000,000. On August 27, 2009, the Company closed the  new financing, and exceeded the $2,000,000 minimum raise.

b.	The $800,000 of convertible notes were issued with Series “A” warrants with the following provisions:
i.	2,000,000 warrants
ii.	Conversion price of $0.40/share
iii.	Expiration of 5 years
c.
Of the total, in March 2009, $200,000 of principal and $7,918 of accrued interest was repaid. The remaining principal of $600,000 was converted into a new offering, see below regarding mandatory conversions.

2.	2009 Convertible Debt was issued under the same terms as the 2008 convertible debt. (“2009 debt #1)
a.	$595,000 in additional bridge notes.
b.	The $595,000 of convertible notes were issued with Series “A” warrants with the following provisions:
i.	1,487,500 warrants
ii.	Conversion price of $0.40/share
iii.	Expiration of 5 years

3.	Debt discount associated with 2009 debt #1

In connection with convertible debt issued in 2009 debt #1, the Company has determined that fair value is applicable for these conventional convertible debt instruments.  The Company first determined the fair value of the warrants based upon the following management assumptions:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.93% - 2.84%

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for a portion of these issuances of convertible debt was below market price.

The Company recorded a beneficial conversion feature in connection with the issuance of these notes in the amount of $150,000.  Upon mandatory conversion on August 27, 2009, the Company amortized the remaining portion of the unamortized debt discount associated with the beneficial conversion features totaling $150,000.

4.	New offering
a.
Any debt, plus accrued interest would be converted at a 130% premium.  The premium is 30%, which includes 3 years of simple interest at 10%, this is an original issue discount that is amortized over the life of the debt

b.	Maturity date of debt is three years from issuance.
c.	Secured by all assets of the Company.
d.	Debt holder would receive Series “A” and Series “B” warrants
i.
Warrants of both series are computed as the face amount of the debt converted.  Warrant coverage is 100% for both series. Originally issued warrants were cancelled and replaced in connection with this offering.

ii.	Conversion price is $0.40 for Series “A” and $0.60 for Series “B”.
iii.	Expiration of 5 years
e.	The new offering has no stated interest, and no debt discount was computed since no proceeds were raised.

5.	Mandatory Conversions (see Note 5(C)(1)(A) above)
a.	On August 27, 2009, the 2008 debt and 2009 debt #1 was converted into a new offering since the Company raised the minimum $2,000,000.
b.	Principal of $1,195,000 and accrued interest of $81,890, totaling $1,276,890, and was converted into:
i.	New debt instrument with a face amount, inclusive of the original issue discount totaling $1,659,956, convertible at $0.40/share
ii.	4,149,890 Series “A” warrants, conversion price of $0.40/share
iii.	4,149,890 Series “B” warrants, conversion price of $0.60/share
iv.	2,987,500 Series “A” warrants were cancelled

6.	2009 Convertible Debt was issued under the same terms as the 2009 convertible debt #1. (“2009 debt #2)
a.	$2,571,400 notes. These notes were due three years from issuance and were secured by all assets of the Company. The notes were convertible at $0.40/share, or 6,067,750 shares of common stock.
b.	The $2,571,400 of convertible notes were issued with Series “A” and “B” warrants with the following provisions:
i.	6,428,500 Series “A” warrants, conversion price of $0.40/share.
ii.	6,428,500 Series “B” warrants, conversion price of $0.60/share.
iii.	Expiration of 5 years
c.	On August 10, 2009, a Convertible Noteholder converted Principal in the amount of $204,100 into 510,250 shares of the Company’s common stock at a conversion rate of $0.40.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

7.	Debt discount associated with 2009 debt #2

In connection with convertible debt issued in 2009 debt #2, the Company has determined that fair value is applicable for these conventional convertible debt instruments.  The Company first determined the fair value of the warrants based upon the following management assumptions:

Expected dividends	0%
Expected volatility	125%
Expected term	5 years
Risk free interest rate	1.93% - 2.84%

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for a portion of these issuances of convertible debt was below market price.

The Company recorded a beneficial conversion feature in connection with the issuance of these notes in the amount of $2,127,700 and recorded an original issue discount of $590,400.

8.	Extinguishment

The Company determined that the conversion of debt instruments on August 27, 2009, resulted in debt instruments being exchanged with substantially different terms and applied debt extinguishment accounting, resulting in a $15,603,551 loss on extinguishment of debt. The Company compared the present value of both old and new debt as well as the fair value of the warrants granted in the new offering.  The Company determined that the present value of the cash flows associated with the new debt instruments exceeded the present value of the old debt instruments by more than 10%.

The 8,299,780 warrants issued with the new notes were recorded to additional paid in capital at fair market value $10,108,262.  The Company also assessed the beneficial conversion feature at fair market value and recorded the beneficial conversion feature to additional paid in capital 5,112,223.

Face amount of principal and interest – new debt, plus allocation for debt discount (warrants and debt conversion feature)	$16,880,441
Face amount of principal and interest – old debt	1,276,890
Extinguishment loss	$15,603,551

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
Unaudited

(D)	Registration Rights Penalty

In connection with the issuance of all convertible debt, all convertible note holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 9% of the total offering price for all debt proceeds raised.  The Company is required to file an S-1 registration statement 60 days after the offering closed.  The closing date of the offering was August 27, 2009, therefore the 60th day is October 26, 2009.  Furthermore, the Company is required to have this S-1 registration declared effective within 120 days (December 25, 2009), or within 150 days (January 24, 2010) if a full SEC review is done.

The Company has evaluated the registration rights provision and has determined the probability of incurring liquidated damages. The Company will record the full 9% penalty, since the effectiveness of a registration statement is outside the Company’s control, and this event cannot be accurately predicted with any precision.

Liquidated damages are as follows:

Convertible debt raised	$4,027,256

Maximum penalty	9%

$362,453

(E)	Debt Issuance Costs

In connection with raising convertible debt, the Company paid debt issue costs to a family member of the Chairman of the Board totaling $82,300.  During the nine months ended September 30, 2009, the Company amortized $24,090.

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
September 30, 2009
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

On August 10, 2009, the Company issued 16,700 shares of the Company’s common stock to a consultant for services rendered, having a fair value of $16,700 ($1/share), based upon the quoted closing trading price.

On August 10, 2009, a Convertible Noteholder converted Principal in the amount of $204,100 into 510,250 shares of the Company’s common stock at a conversion rate of $0.40.

(B)	Cumulative Preferred Redeemable Class “B” Units

For the nine months ended September 30, 2008, the Company accrued $39,250 in preferred dividends. Effective October 31, 2008, class “B” units ceased to exist in connection with the reverse acquisition and recapitalization.

(C)	Contributed Capital – Former Related Party

During the nine months ended September 30, 2009 and 2008, the Company recorded contributed capital of $0 and $3,604, respectively, for rent expense.  A former member of the Company provided the use of their home to conduct business on behalf of the Company.

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
September 30, 2009
Unaudited

The Company also agreed to issue equity compensation after the Company effects a reverse acquisition with a public shell company. The terms are (i) 250,000 shares of common stock, (ii) 250,000 five-year warrants at an exercise price of $0.60/share.

(E)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable - December 31, 2007	-	$-
Granted	2,000,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2008	2,000,000	$0.40
Exercisable - December 31, 2008	2,000,000	$0.40
Granted	22,894,281	$0.50
Exercised	-	$-
Forfeited/Cancelled	(2,987,500)	$0.40
Outstanding – September 30, 2009	21,906,781	$0.50
Exercisable – September 30, 2009	21,906,781	$0.50

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $0.60	21,906,781	4.68 years	$0.50	21,906,781	$0.50

At September 30, 2009 and December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $27,846,611 and $0, respectively.

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
September 30, 2009
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
●
200,000 shares of the Company’s common stock, having a fair value of $2,000 ($0.01/share), based upon the fair value of services rendered to third parties for services rendered.  These shares will vest 25,000 shares per quarter.  During the nine months ended September 30, 2009, the CFO vested in the first 75,000 shares of the stock award.

Note 10 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and November 20, 2009, the date the financial statements were issued

Item 2.     Management’s Discussion and Analysis or Plan of Operation

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-KT for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on July 13, 2009.

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

COMPANY OVERVIEW

We are a development stage company that focuses on marketing SUSTA™ Natural Sweetener (“SUSTA™”), a table top sweetener alternative, and developing SUSTA-enhanced products such as Healthy Dairy® Smoothies.  On February 12, 2009 (the “Closing Date”), we entered into a share exchange agreement (the “Share Exchange Agreement”) with NXT Nutritionals, Inc. (“NXT Nutritionals”), a Delaware company, and the shareholders of NXT Nutritionals (the “NXT Shareholders”). On the Closing Date, pursuant to the terms of the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of NXT Nutritionals from the NXT Shareholders. In exchange, we issued to the NXT Shareholders, their designees or assigns, 22,480,000 shares of our common stock or 63.06% of the shares of our common stock issued and outstanding after the closing of the Share Exchange.

Pursuant to the terms of the Share Exchange Agreement, Brian Renda, the principal shareholder and former officer and director, cancelled a total of 20,000,000 shares of our Common Stock.  Pursuant to the Share Exchange Agreement, NXT Nutritionals, Inc. became our wholly-owned subsidiary.

Through our wholly owned subsidiary NXT Nutritionals, we are a developer and marketer of a proprietary, patent-pending, all-natural, healthy sweetener sold under the brand name  SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for all of the Company’s products. The Company also markets and sells Healthy Dairy® which is enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™.

 NXT Nutritionals will market SUSTA™ in three primary categories:

•	SUSTATM as a table top sweetener alternative to sugar and other sweeteners,
•	SUSTATM as an ingredient used in beverages, cereals, baked goods, dairy products, candy and chewing gum, and
•	NXT/SUSTATM branded products including Healthy Dairy® and other SUSTA™ branded products to be launched by the Company.

Our mission is to provide consumers with unique, healthy, delicious products that promote a healthier lifestyle and combat obesity and diabetes.

SUSTA™ is an all natural, healthy sweetener that has minimal calories and low glycemic index.  It is a proprietary blend of inulin fiber, fructose, botanical extracts, natural flavors, vitamins, minerals, and probiotics that is patent pending in the U.S. and Canada and patented in Australia and New Zealand.

SUSTA ™ is used in coffees, teas, other beverages, cereals, foods and any other foods that require a sweetener. SUSTA™ is targeted at individuals craving sweeteners but not the calories from sugar, and is feasible for people with diabetes.  Not only does SUSTA™ sweeten the taste of food without all of the side effects of sugars or chemicals, it also contains healthy probiotics, vital dietary fiber, antioxidants and key cellular nutrients, leading to an increased metabolism. SUSTA™ simultaneously supports the health of bones, heart and immune system.

Our initial focus will be to bring SUSTA™ to the retail marketplace nationwide, expand the Healthy Diary® product line from the east coast to nationwide reach, and eventually to expand the Healthy Dairy® to include product lines such as cup yogurt and ice cream.

RESULTS OF OPERATIONS
Results of Operations
Summary Income Statement for the Nine Months Ended Septembere 30, 2009 and 2008

	Nine months ended
	September 30, 2009	September 30, 2008
Revenue – net of slotting fees and discounts	$687,644	$1,640,568
Gross Profit (Loss)	$(69,560)	$435,928
Operating Expense	$2,700,381	$480,068
Interest Income (Expense), net	$(800,727)	$(23,186)
Loss on extinguishment of debt	$(15,603,551)	-
Registration rights expense	$(362,453)	-
Net Income (Loss)	$(19,536,672)	$(67,326)
Earnings (Loss) per Share	(.54)	.00

For the nine months ended September 30, 2009 and 2008, the Company reported a net loss of $(19,536,672), or $(0.54) per share and net loss of $(67,326) or $0.00 per share, respectively. The change in net income (loss) between the nine months ended September 30, 2009 and 2008 was primarily attributable to following significant events:  The Company converted bridge investors into the new offering which closed on August 27, 2009.  The Company analyzed the impact of the conversion and determined that extinguishment accounting needed to be applied, resulting in a loss of $15,603,551.  The Company prepared for and launched the natural sweetener product (SUSTA) on April 30, 2009. Extensive time and effort was moved from marketing the yogurt smoothie product toward marketing and launching the SUSTA brand.  As a result, net sales of the yogurt smoothie declined significantly.  The Company also completed a reverse acquisition with a public shell company on February 12, 2009.  The Company experienced significant professional expenses with this undertaking, both in cash compensation as well as equity based payments.

Revenue: Sales decreased approximately 58% to $687,644 during the nine months ended September 30, 2009, down from $1,640,568 during the corresponding nine months ended September 30, 2008.  The decrease is primarily attributable to low sales from two of the Company’s major distributors as well as the sharp decline in the United States economy.  The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales on the SUSTA product.

Gross Profit: Gross profit decreased significantly during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  This decrease is primarily attributable to offering significant discounts and favorable terms with our distributors and customers in an effort to maintain and increase brand awareness as well as additional slotting fee expense.  The Company also realized an increase in the cost of raw materials during the nine months ended September 30, 2009 as compared to September 30, 2008.

General and Administrative Expense: General and administrative expenses increased 462% during the nine months ended September 30, 2009, up to $2,700,381 from $480,068 during the corresponding nine months ended September 30, 2008.  The increase in general and administrative expenses is primarily attributable to management’s plan to recapitalize with a Public Company during early 2009.  The Company incurred a significant increase in professional fees and consulting fees during these efforts, both in cash and equity based compensation.

Other Income and Expenses: Other income and expenses increased by approximately $(16,743,545) to $(16,766,731) for the nine months ended September 30, 2009 as compared to $(23,186) during the corresponding nine months ended September 30, 2008.  The increase is primarily attributable to the loss on extinguishment recognized when bridge investors converted into the new offering which was closed on August 27, 2009, to liquidated damages incurred, to the interest on the Company’s notes to related parties, interest accrued on convertible notes, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.

Going Concern:  As shown in the accompanying financial statements, the Company incurred a net loss of $(19,536,672) during the nine months ended September 30, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by $1,177,543. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to address this concern by doing the following:

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

Summary Income Statement for the Three Months Ended September 30, 2009 and 2008

	Three months ended
	September 30, 2009	September 30, 2008
Revenue – net of slotting fees and discounts	$236,843	$474,015
Gross Profit (Loss)	$(85,703)	$(13,516)
Operating Expense	$597,222	$117,936
Interest Income (Expense), net	$(492,148)	$(5,436)
Loss on extinguishment of debt	$(14,596,180)	-
Registration rights expense	$(362,453)	-
Net Income (Loss)	$(16,133,706)	$(136,888)
Earnings (Loss) per Share	(.44)	.01

For the three months ended September 30, 2009 and 2008, the Company reported a net loss of $(16,133,706), or $(0.44) per share and net loss of $(136,888) or $0.01 per share, respectively. The change in net income (loss) between the nine months ended September 30, 2009 and 2008 was primarily attributable to following significant events:  The Company converted bridge investors into the new offering which closed on August 27, 2009.  The Company analyzed the impact of the conversion and determined that extinguishment accounting needed to be applied, resulting in a loss of $14,596,180.  The Company prepared for and launched the natural sweetener product (SUSTA) on April 30, 2009. Extensive time and effort was moved from marketing the yogurt smoothie product toward marketing and launching the SUSTA brand.  As a result, net sales of the yogurt smoothie declined significantly.  The Company also completed a reverse acquisition with a public shell company on February 12, 2009.  The Company experienced significant professional expenses with this undertaking, both in cash compensation as well as equity based payments.

Revenue: Sales decreased approximately 50% to $236,843 during the three months ended September 30, 2009, down from $474,015 during the corresponding three months ended September 30, 2008.  The decrease is primarily attributable to low sales from two of the Company’s major distributors as well as the sharp decline in the United States economy.  The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales on the SUSTA product.

Gross Profit: Gross profit decreased significantly during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  This decrease is primarily attributable to offering significant discounts and favorable terms with our distributors and customers in an effort to maintain and increase brand awareness, and increased slotting fees.  The Company also realized an increase in the cost of raw materials during the three months ended September 30, 2009 as compared to September 30, 2008.

General and Administrative Expense: General and administrative expenses increased 406% during the three months ended September 30, 2009, up to $597,222 from $117,936 during the corresponding three months ended September 30, 2008.  The increase in general and administrative expenses is primarily attributable to a significant increase in professional and consulting fees associated with the Company complying with SEC reporting requirements.  The Company also increased overhead in the form of payroll during the three months ended September 30, 2009 as compared to September 30, 2008.

Other Income and Expenses: Other income and expenses increased by approximately $(15,445,345) to $(15,450,781) for the three months ended September 30, 2009 as compared to $(5,436) during the corresponding three months ended September 30, 2008.  The increase is primarily attributable to the loss on extinguishment recognized when bridge investors converted into the new offering which was closed on August 27, 2009, to liquidated damages incurred, to the interest on the Company’s notes to related parties, interest accrued on convertible notes, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2009 compared to December 31, 2008.

	September 30, 2009	December 31, 2008	Decrease
Current Assets	$464,486	$582,925	$(118,439)
Current Liabilities	$1,642,029	$2,286,851	$(644,822)
Working Capital (Deficit)	$(1,177,543)	$(1,703,926)	$(526,383)

As of September 30, 2009, we had a working capital deficit of $1,177,543 as compared to a working capital deficit of $1,703,926 as of December 31, 2008, a decrease of $(526,383).

The decrease is primarily a result of the Company incurring increased expenses for professional and consulting fees.  The Company’s sales have decreased and the corresponding accounts receivable balance has decreased significantly..

Net cash used for operating activities for the nine months ended September 30, 2009 and 2008 was $(1,895,261) and $(301,130), respectively. The Net loss for the nine months ended September 30, 2009 and 2008 was $(19,536,672) and $(67,326), respectively.

Net cash obtained through all financing activities for the nine months ended September 30, 2009 was $1,784,326 as compared to $268,000 for the nine months ended September 30, 2008.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

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

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report.  As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops.  Our consolidated financial statements have been prepared assuming we are a “going concern”.  No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

Share-Based Compensation - US GAAP requires public companies to expense employee share-based payments (including options, restricted stock units and performance stock units) based on fair value.  We must use our judgment to determine key factors in determining the fair value of the share-based payment, such as volatility, forfeiture rates and the expected term in which the award will be outstanding.

Beneficial Conversion Features - For convertible debt issued in 2009, the convertible feature of the convertible notes (See Note 5) indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount from the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt. Upon issuance, the convertible debt instruments had an effective conversion rate per share in excess of the market price per share.

Revenue recognition - The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition and records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.  Sales are recognized upon shipment of products to customers.

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

Item 4T. Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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
2.	We will increase management oversight of accounting and reporting functions in the future.
3.	As of February 12, 2009, we engaged a chief financial officer with extensive SEC reporting experience. His primary function is to oversee the financial reporting process.
4.	During the first quater of 2009, we appointed a chair to our audit committee. Our new audit committee chair has extensive experience in SEC reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no pending ligation against NXT Nutritionals Holdings, Inc., or any of the subsidiaries of NXT Nutritionals Holdings, Inc.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2009, the Company issued 16,700 shares of the Company’s common stock to a consultant for services rendered.

On August 10, 2009, a Convertible Noteholder converted Principal in the amount of $204,100 into 510,250 shares of the Company’s common stock at a conversion rate of $0.40.

On August 27, 2009, the Company completed a private offering of an aggregate subscription amount of $3,173,000 through the issuance of investment units to certain accredited investors.  Each investment unit had a purchase price of $50,000 and consisted of (i) a three year convertible debenture (the “Debentures”) in the amount of sixty five thousand dollars ($65,000) convertible into shares of the Company’s common stock at a conversion price of $.40 per share, (ii) five year Series A warrants to purchase 100% of the common stock underlying the Debenture at an exercise price of $.40 per share, and (iii) five year Series B warrants to purchase 100% of the common stock underlying the Debenture at an exercise price of $0.60 per share (collectively, the “Warrants”). We issued these investment units in reliance on the safe harbor provided by Regulation D Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Copies of the Debenture, Series A Warrant and Series B Warrant are attached as Exhibits 10.1, 10.2, and 10.3 to the current report on Form 8-K filed on August 27, 2009 and are hereby incorporated by reference.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On October 19, 2009, with the majority consent of the Company’s shareholders in lieu of a special meeting, Ann McBrien was appointed to the Company's board of director.

Item 5. Other Information.

None

Item 6. Exhibits

(a)	Exhibits

10.1	Form of Convertible Debenture *

10.2	Form of the Series A Warrant*

10.3	Form of the Series B Warrant*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as exhibits to the Form 8-K filed on August 27, 2009 and incorporated herein by reference.

(b)    Reports of Form 8-K

On September 2, 2009, the Company filed a Form 8-K with the SEC disclosing the closing of an offering of the Company’s securities.

On September 14, 2009, the Company filed a Form 8-K with the SEC amending a power point presentation distributed to certain investors.

On October 19, 2009, the Company filed a Form 8-K with the SEC disclosing the appointment of a new director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NXT NUTRITIONALS HOLDINGS, INC.
Registrant

Date: November 20, 2009	By: /s/ Francis McCarthy
Francis McCarthy
President, and Chief Executive Officer

Date: November 20, 2009	By: /s/ David Briones
David Briones
Chief Financial and Accounting Officer