Form 10-K
period 2009-12-31
NXT Nutritionals Holdings, Inc.
filed 2010-03-31
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for                 to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Revenues for twelve months ended December 31, 2009: $905,728

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $20,837,700.

As of March 31, 2010, the registrant had 44,304,568 shares of its common stock issued and outstanding.

PART I

ITEM 1.    BUSINESS

OVERVIEW

We are a developer and marketer of a proprietary, patent-pending, all–natural, healthy sweetener sold under the brand name SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for all of our products.  We also market and sell Healthy Dairy® which is enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™. Our mission is to provide consumers with unique, healthy, delicious products that promote a healthier lifestyle and combat obesity and diabetes.

CORPORATE STRUCTURE

Pursuant to a unit purchase agreement as of October 31, 2008, NXT Nutritionals, Inc., a Delaware corporation, acquired 100% of the membership interest in NXT, LLC and Healthy Dairy, two limited liability companies incorporated in the State of Delaware. In exchange, NXT Nutritionals, Inc. issued a total of 14,000,000 shares of its Common Stock to the unit holders of the Healthy Dairy and NXT, LLC and 6,000,000 shares of its common stock to Healthy Brands, LLC as a consultant to Healthy Dairy and NXT, LLC. As a result of the closing of the unit purchase, NXT, LLC and Healthy Dairy, LLC became the wholly owned subsidiaries of NXT Nutritionals, Inc.

On February 12, 2009, we entered into the Share Exchange Agreement with NXT Nutritionals, Inc., and the NXT Shareholders, pursuant to which, we acquired all of the issued and outstanding common stock of NXT Nutritionals, Inc. from the NXT Shareholders. In exchange, we issued to the NXT Shareholders, their designees or assigns, 22,480,000 shares of our common stock or 63.06% of the shares of our common stock issued and outstanding after the closing of the Share Exchange.  As a result, NXT Nutritionals, Inc became our wholly owned subsidiary.

Our current corporate structure is illustrated in the figure below:

BUSINESS

We are a developer and marketer of a proprietary, patent-pending, all–natural, healthy sweetener sold under the brand name SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for all of our products. We also market and sell Healthy Dairy® which is enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™.

Our initial focus will be to bring SUSTA™ to the retail marketplace nationwide, expand the Healthy Diary® product line from the east coast to nationwide reach, and eventually to expand the Healthy Dairy® to include product lines such as cup yogurt and ice cream.

PRODUCTS

SUSTA™ Natural Sweetener

SUSTA™ is an all natural, healthy sweetener that has minimal calories and low glycemic index.  It is a proprietary blend of inulin fiber, fructose, botanical extracts, natural flavors, vitamins, minerals, and probiotics that is patented in Australia and New Zealand and patent-pending in the U.S. and Canada.

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

Due to its revolutionary attributes, SUSTA™ is well positioned to be one of the leading natural alternative sweeteners in the marketplace. We will market SUSTA™ in three primary categories:

•	SUSTATM as a table top sweetener alternative to sugar and other sweeteners,
•	SUSTATM as an ingredient used in beverages, cereals, baked goods, dairy products, candy and chewing gum, and
•	NXT/SUSTATM branded products including Healthy Dairy® and other SUSTA™ branded products to be launched by the Company.

Brand awareness of SUSTA™ will be driven by our aggressive marketing campaign and our massive incent trial program.  Additionally, more traditional levers in the retail sales channel like advertising, trade incentives, price promotions, couponing, and demonstrations will be employed.  . We target consumer food and beverage companies to incorporate SUSTA™ into their products to provide a healthy alternative to sugar, artificial sweeteners and other natural sweeteners that do not provide the nutritional and health benefits of SUSTA™.

Healthy Dairy® Yogurt Smoothies

We have developed a line of SUSTA™ -enhanced best-in-class, non-fat reduced-calorie yogurt smoothies which are marketed as Healthy Dairy®.  Healthy Dairy® which combines appealing packaging, the health benefits of SUSTATM, and great taste, is offered in 5 different flavors: strawberry, peach, mixed berry, tropical fruit, and strawberry-banana. Healthy Dairy® represents our proof of concept for the taste and health benefits in SUSTA™ which is the primary sweetener in Healthy Dairy®. Healthy Dairy® contains cultured pasteurized skim milk, real fruit, pure cane sugar, soluble fiber, tapioca starch, natural flavors, phytosterols (plant sterols), SUSTA™, antioxidant botanicals, and many beneficial vitamins totaling 170 calories per bottle. Healthy Dairy® contains SUSTA™ and important nutrients that promote health and wellness with outstanding taste and sweetness with significantly fewer calories than the Company’s key competitors.

MARKET OPPORTUNITIES

With a significant growth market, SUSTA™ is much more than a next generation standalone sweetener. We will use this all-natural product as the basis for a growing line of healthy food products. Healthy Dairy® is a SUSTA™-enhanced product. With SUSTA™ as the base sweetener, there is virtually no end to the development of products that we can produce or license that will have immediate appeal to the growing number of refined averse and health conscious consumers.

SUSTA™ Natural Sweetener

SUSTA™ is well-positioned to be a competitive natural alternative sweetener in the U.S. table top sweetener market. The rise in type-II diabetes and the epidemic proportion of obesity result in an increased market demand for minimal calorie, natural and healthy sweeteners. SUSTA™ is uniquely formulated to take advantage of this demand, and is targeted at individuals craving sweeteners but not the calories from sugar, and is feasible for people with diabetes. Our target demographics include:

☐	Diabetics, individuals on diets, and those proactively managing obesity. Given today’s environment, with the increase in obesity and diabetes, this is a mass market product.

☐
The most important group is that of head-of-household moms that bring healthy choices into the household. These moms, who range in age from 20 to 50 years old, make the key food purchase decisions for the household, are employed, and are concerned about health and fitness for their families.

☐
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

☐	And finally, SUSTA™ aimed at those that have active lifestyles and are wellness advocates who tend to be sports enthusiasts, such as runners, bikers, climbers, walkers, devoted exercisers.

Healthy Dairy® Yogurt Smoothies

Healthy Dairy®, now sold in thousands of stores in 14 states, has been exceedingly well-received in a short period of time. The drinkable yogurt market is a 6% share ($221 Million) of the $3.5 Billion yogurt market that is growing annually by 5% in the U.S. and 10% globally leaving much room for sustainable growth. In addition, the Healthy Dairy® production line can be extended to launch new products such as Healthy Dairy® yogurt cups and Healthy Dairy® ice creams which will generate more market opportunities for the Company.

MARKETING STRATEGY

Our initial efforts are focused on launching SUSTA™ into the U.S. table top sweetener market, and targeted at the natural sweeteners segment that is less entrenched and has less formidable competitors. Brand awareness of SUSTA™ will be driven by an aggressive marketing and public relations campaign and a massive sampling program. Additionally, more traditional levers like advertising, trade incentives, price promotions, couponing, and demonstrations will be employed. Because of the health benefits of SUSTA™, especially for diabetics, we will partner with a number of health organizations, including the American Diabetes Association. Consumers will be able to buy SUSTA™ products online with a percentage of each sale allocated toward such charitable organization with whom we partner. We will continue to engage a number of high profile celebrities as our spokesperson who will help drive awareness of SUSTA™ by appearing in commercials, making public appearances, heading our cause marketing campaign and appearing on popular television shows.

Because an increasing number of consumers are learning and searching for information on the internet rather than via traditional advertising on TV or in print media, we will take advantage of social networking sites to enhance SUSTA™ brand awareness. Health Forum and SUSTA™ recipes contests will be part of our on-line strategy.

We have also developed a medical advisory board whose mission is to advise us on scientific advances regarding our products as well as to communicate the health benefits of SUSTA™ to consumers.

DISTRIBUTION

SUSTA™ Natural Sweetener

We intend to capture market share in the mainstream grocery channel that we have already begun penetrating with our Healthy Dairy® over the last two years, with several thousand locations up and down the East Coast. Leading brokers in the country, including C&S and United Distributors, have agreed to carry SUSTA™. Whole Foods, the leading natural grocery chain, has also agreed to carry SUSTA™. Management believes that our established relationships with these groups, through existing Healthy Dairy® sales, will allow us to quickly scale up our marketing efforts with SUSTA.

Healthy Dairy® Yogurt Smoothies

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

The chart below indicates the stores currently carrying SUSTA™ and Healthy Dairy®:

COMPETITION

SUSTA™ Natural Sweetener

SUSTA™’s major competitors in the table top sweetener market are:

Splenda	61% market share
Equal	13% market share
Sweet’n Low	13% market share
Other	13% market share includes a variety of competitors – best known brands/producers in this segment include NutraSweet, ADM, & Cargill
(Source: IRI – Information Resources International)

Although we compete against all of the products and companies listed, there are major differences between our SUSTA™ and the competitive field in the retail marketplace for alternative sweeteners. SUSTA™ is an all-natural, low calorie sweetener that contains a proprietary blend of probiotics, botanical extracts, fiber, vitamins, minerals, and antioxidants that is unique in the retail marketplace today.

SUSTA™ as a nutritional sweetener aids in digestion and supports the immune system, is rich in fiber, nutrients, antioxidants and probiotics and is low glycemic. SUSTA™ is like a sugar-shield in the food we eat. SUSTA™ works with the body naturally to help tame and transform problem-making, fast absorbing sugars and carbohydrates, into slower absorbing, healthier protected energy. SUSTA™ provides vital dietary fiber, antioxidants and key cellular nutrients that are needed for a smoother running, more calorie efficient metabolism. And importantly, SUSTA™ nutrition supports the health of the bones, heart, and immune system.

Management views Splenda, Equal, Sweet’N Low and Truvia (the most prominent of the all natural brands based on the Stevia plant) as its main competitors. We will position SUSTA™ as a healthy, all natural, low calorie alternative to sugar and artificial sweeteners with our “Naturally Healthy, Naturally Sweet” campaign.

While McNeil Nutritionals has established Splenda as the dominant brand in the space, our management believes that with our differentiation marketing plan, which includes celebrity marketing, public relations, a major cause marketing program, and a massive sampling program, we will be ideally positioned to a) start off by taking market share from other all-natural sweeteners that do not have the features and health benefits of SUSTA™, and b) after establishing SUSTA™, we will begin to take market share from Splenda and the other major artificial sweetener brands. Executing this plan on a nationwide basis will be contingent on the Company’s ability to continue to raise capital.

Healthy Dairy® Yogurt Smoothies

Healthy Dairy® is the only major brand of yogurt smoothies that contains plant sterols, which may reduce the risk of heart disease and help lower cholesterol when combined with a low saturated fat and cholesterol diet.

We  believe that today’s consumers who are concerned about living longer and healthier lives will increasingly switch to Healthy Dairy® as consumer awareness of our products increases upon the launch of our advertising, celebrity marketing and public relations campaigns. Our product has high nutritional content, no fat and 1/3 less calories than our closest competitor.

INTELLECTUAL PROPERTY

Patent

Following years of research and development, SUSTA™ has been developed into a proprietary formulation that is patented in New Zealand and Australia and patent-pending in United States and Canada. The patent for SUSTA™ is held by NXT, LLC, a wholly owned subsidiary of NXT Nutritionals, Inc.

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

ITEM 1A.  RISK FACTORS

The shares of our common stock being offered for resale by the selling security holders are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment.  You should carefully consider the risks described below and the other information in this process before investing in our common stock.

Risks Relating to Our Business

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

We have a relatively limited operating history. Such limited operating history and the unpredictability of the sweetener, and food and beverage industry makes it difficult for investors to evaluate our businesses and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

WE MAY NEED ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN.

The revenues from the sales of our beverage products and the projected revenues from the sales of these products are not adequate to support our expansion and product development programs at this time. We will need substantial additional funds to:

☐	effectuate our business plan and expand our product line;

☐	file, prosecute, defend and enforce our intellectual property rights; and

☐	produce and market our products.

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

WE MAY ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND FAILURE TO COMPETE EFFECTIVELY MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

We believe that existing and new competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop more efficient products or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

Important factors affecting our ability to compete successfully include:

☐	the taste and flavor of products;

☐	trade and consumer promotions;

☐	rapid and effective development of new, unique cutting edge products;

☐	attractive and different packaging;

☐	branded product advertising; and

☐	pricing

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

PRODUCT LIABILITY CLAIMS AGAINST US COULD RESULT IN ADVERSE PUBLICITY AND POTENTIALLY SIGNIFICANT MONETARY DAMAGES.

As with other food producers, we are also exposed to risks associated with product liability claims if the consumption of our products results in injury or illness. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses, although we do carry product liability insurance for potential product liability claims.   Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

WE COMPETE IN AN INDUSTRY THAT IS BRAND-CONSCIOUS, AND UNLESS WE ARE ABLE TO ESTABLISH AND MAINTAIN BRAND NAME RECOGNITION OUR SALES MAY BE NEGATIVELY IMPACTED.

Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. In addition, our business depends on acceptance by our independent distributors and consumers of our brand. Although we believe that we have made progress towards establishing market recognition for our brand in the industry, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors, grocery stores, retailers and consumers.

WE RELY PRIMARILY ON THIRD-PARTY DISTRIBUTORS AND INDEPENDENT RETAILERS, AND THIS COULD AFFECT OUR ABILITY TO EFFICIENTLY AND PROFITABLY DISTRIBUTE AND MARKET OUR PRODUCTS, MAINTAIN OUR EXISTING MARKETS AND EXPAND OUR BUSINESS INTO OTHER GEOGRAPHIC MARKETS.

Except for the sales through the internet, we do not sell our products directly to our end customers. We primarily rely on third-party distributors and retailers for the sale and distribution of our products. To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include: (i) the level of demand for our brand and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those offered by competing products and (iii) our ability to deliver products in the quantity and at the time ordered by distributors.

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

OUR FUTURE SUCCESS RELIES UPON SUSTA™, ALL-NATURAL, PATENT-PENDING, HEALTHY SWEETENER. THERE IS NO ASSURANCE THAT THESE PATENTS WILL BE GRANTED. EVEN IF THEY ARE GRANTED, THERE IS NO ASSURANCE THAT WE WILL HAVE THE RESOURCES TO ENFORCE THE PATENTS THROUGH LITIGATION OR OTHERWISE. THE LOSS OF EXCLUSIVE RIGHT TO SUSTA COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

SUSTA™ is patent-pending in the United States and Canada. There can be no assurance any of these pending patents will be granted or, even if they are, that we will have the resources to enforce these patents through litigation or otherwise. In addition, patents granted by the United States Patent Office do not guarantee that competitors in overseas locations will not imitate our products, or patent similar products in other nations.

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

YOU MAY BE UNABLE TO SELL YOUR COMMON STOCK AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF SHAREHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as Revolutions Medical Corporation, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

INVESTMENT IN OUR COMPANY MAY BE SUBSJECT TO DILUTION CAUSED BY CONVERSION OF OUR OUTSTANDING CONVERTIBLE DEBENTURE AND/OR EXERCISE OF OUR OUTSTANDING SERIES A AND SERIES B WARRANTS.

In connection with a private offering closed on August 27, 2009, we issued a number of 3-year convertible debentures, representing an aggregate principal amount of $3,173,000, which are convertible into shares of our Common Stock at $.40 per share at any time during the term of the convertible debentures, a number of Series A Warrants to purchase 100% of the underlying shares of Common Stock of the convertible debenture at an exercise price of $.40 per share and a number of Series B Warrants to purchase 100% of the underlying shares of Common Stock of the convertible debenture at an exercise price of $.60 per share. Upon conversion or exercise of the convertible debenture or the Series A and Series B Warrants, in whole or in part, your investment in the Company will be subject to significant dilution.

WE MAY ISSUE ADDITIONAL SERIES C WARRANTS TO PAY OFF LIQUIDATED DAMAGES ACCRUED, WHICH WILL CAUSE DILUTON TO YOUR INVESTMENT.

In connection with the private offering closed on August 27, 2009, we have not filed the registration statement by the required filing date of October 27, 2009 and are subject to liquidated damages in the amount of 1.0% of the aggregate amount invested in the private offering for every 30-day period or portion thereof, subject to the maximum amount of 9% of the purchase price in the offering.

Our Management intends to negotiate with the investors in the private offering to obtain (1) their waiver of the liquidated damages, and/or (ii) their consent to the issuance of Series C Warrants as payment for the liquidated damages.  If we issue to those investors Series C Warrants to pay off the liquidated damages, your ownership interest in the Company will be diluted upon their exercise of the Series C Warrants for Common Stock.

OUR COMMON STOCK ARE CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934 TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 30, 2010, the closing sale price for our common stock was $0.58 per share and, therefore, it is designated a "penny stock." As a "penny stock," our Common Stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).

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

There can be no assurance that our Common Stock will qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

ITEM 2.      PROPERTIES

Our principal executive offices are located at 56 Jackson Street, Holyoke, MA 01040.  Currently we do not own any real property. Our office rental expense on a monthly basis is $450. Healthy Dairy, LLC, and NXT, LLC now operate out of our principal executive office.

ITEM 3.      LEGAL PROCEEDINGS

We are not currently aware of any pending legal proceedings against us.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 19, 2009, with the written consent of our stockholders holding the majority voting shares, Ann McBrien was appointed as a member of our board of directors.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are trading on the Over the Counter Bulletin Board (“OTC Bulletin Board”) under the trading symbol “NXTH.OB.” The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTC Bulletin Board as reported by various OTCBB market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Quarter Ended	High Bid ($)	Low Bid ($)
First Quarter ended March 31, 2010	$3.22	0.52
Fourth Quarter ended December 31, 2009	3.46	1.15
Third Quarter ended September 30, 2009	1.86	0.71
Second Quarter ended June 30, 2009	2.00	0.51
From March 11 to March 31, 2009	1.45	0.25

Holders

As of March 31, 2010, there were approximately 62 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

To date, we have never declared or paid any cash dividends on our capital stock.  We currently intend to retain any future earnings for funding growth and therefore, do not expect to pay any dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Transfer Agent and Registrar

Our independent stock transfer agent is Corporate Stock Transfer, Inc. at 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

BUSINESS

We are a developer and marketer of a proprietary, patent-pending, all–natural, healthy sweetener sold under the brand name SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for all of our products.  We also market and sell Healthy Dairy® which is enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™. Our mission is to provide consumers with unique, healthy, delicious products that promote a healthier lifestyle and combat obesity and diabetes.

Corporate Structure

Pursuant to a unit purchase agreement as of October 31, 2008, NXT Nutritionals, Inc., a Delaware corporation, acquired 100% of the membership interest in NXT, LLC and Healthy Dairy, two limited liability companies incorporated in the State of Delaware. In exchange, NXT Nutritionals, Inc. issued a total of 14,000,000 shares of its common stock to the unit holders of the Healthy Dairy and NXT, LLC and 6,000,000 shares of its common stock to Healthy Brands, LLC as a consultant to Healthy Dairy and NXT, LLC. As a result of the closing of the unit purchase, NXT, LLC and Healthy Dairy, LLC became the wholly owned subsidiaries of NXT Nutritionals, Inc.

On February 12, 2009, we entered into the Share Exchange Agreement with NXT Nutritionals, Inc., and the NXT Shareholders, pursuant to which, we acquired all of the issued and outstanding common stock of NXT Nutritionals, Inc. from the NXT Shareholders. In exchange, we issued to the NXT Shareholders, their designees or assigns, 22,480,000 shares of our common stock or 63.06% of the shares of our common stock issued and outstanding after the closing of the Share Exchange.  As a result, NXT Nutritionals, Inc became our wholly owned subsidiary.

Business

We are a developer and marketer of a proprietary, patent-pending, all–natural, healthy sweetener sold under the brand name SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for all of the Company’s products. We also market and sell Healthy Dairy® which is enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™.

Our initial focus will be to bring SUSTA™ to the retail marketplace nationwide, expand the Healthy Diary® product line from the east coast to nationwide reach, and eventually to expand the Healthy Dairy® to include product lines such as cup yogurt and ice cream.

Products

SUSTA™ Natural Sweetener

SUSTA™ is an all natural, healthy sweetener that has minimal calories and low glycemic index.  It is a proprietary blend of inulin fiber, fructose, botanical extracts, natural flavors, vitamins, minerals, and probiotics that is patented in Australia and New Zealand and patent-pending in the U.S. and Canada.

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

Due to its revolutionary attributes, SUSTA™ is well positioned to be one of the leading natural alternative sweeteners in the marketplace. We will market SUSTA™ in three primary categories:

•	SUSTATM as a table top sweetener alternative to sugar and other sweeteners,
•	SUSTATM as an ingredient used in beverages, cereals, baked goods, dairy products, candy and chewing gum, and
•	NXT/SUSTATM branded products including Healthy Dairy® and other SUSTA™ branded products to be launched by the Company.

Brand awareness of SUSTA™ will be driven by our aggressive marketing campaign and our massive incent trial program.  Additionally, more traditional levers in the retail sales channel like advertising, trade incentives, price promotions, couponing, and demonstrations will be employed.  . We target consumer food and beverage companies to incorporate SUSTA™ into their products to provide a healthy alternative to sugar, artificial sweeteners and other natural sweeteners that do not provide the nutritional and health benefits of SUSTA™.

Healthy Dairy® Yogurt Smoothies

We have developed a line of SUSTA™ -enhanced best-in-class, non-fat reduced-calorie yogurt smoothies which are marketed as Healthy Dairy®.  Healthy Dairy® which combines appealing packaging, the health benefits of SUSTATM, and great taste, is offered in 5 different flavors: strawberry, peach, mixed berry, tropical fruit, and strawberry-banana. Healthy Dairy® represents our proof of concept for the taste and health benefits in SUSTA™ which is the primary sweetener in Healthy Dairy®. Healthy Dairy® contains cultured pasteurized skim milk, real fruit, pure cane sugar, soluble fiber, tapioca starch, natural flavors, phytosterols (plant sterols), SUSTA™, antioxidant botanicals, and many beneficial vitamins totaling 170 calories per bottle. Healthy Dairy® contains SUSTA™ and important nutrients that promote health and wellness with outstanding taste and sweetness with significantly fewer calories than our key competitors.

RESULTS OF OPERATIONS

The following table sets forth the summary income statement for the years ended December 31, 2009 and 2008:
	Year ended
	December 31, 2009	December 31, 2008
Sales - Net of slotting fees and discounts	$905,728	$2,265,851
Gross Profit (Loss)	$(63,624)	$391,855
General and Administrative Expenses	$6,906,598	$1,200,719
Interest Expense	$(1,016,718)	$(55,395)
Net Loss	$(23,952,894)	$(864,259)
Loss per Share - Basic and Diluted	(.66)	(.03)

For the years ended December 31, 2009 and 2008, the Company reported a net loss of $(23,952,894), or $(0.66) per share and a net loss of $(864,259) or $(0.03) per share, respectively. The increase in net loss between the years ended December 31, 2009 and 2008 was due to a decrease in Sales, net of slotting fees and discounts, in the amount of $1,360,123 coupled with an increase in general and administrative expenses of $5,705,879, an increase in interest expense of $961,323, and extinguishment of debt of $15,603,501

Revenue: Sales decreased approximately 60% to $905,728 during the year ended December 31, 2009, down from $2,265,851 during the year ended December 31, 2008.  The decrease is primarily attributable to low sales from two of the Company’s major distributors as well as the sharp decline in the United States economy.  The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales on the SUSTA product.

Gross Profit: Gross profit decreased significantly during the year ended December 31, 2009 as compared to the year ended December 31, 2008.  This decrease is primarily attributable to offering significant discounts and favorable terms with our distributors and customers in an effort to maintain and increase brand awareness, and increased slotting fees.  The Company also realized an increase in the cost of raw materials during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

General and Administrative Expense: General and administrative expenses increased 475% during the year ended December 31, 2009, up to $6,906,598 from $1,200,719 during the year ended December 31, 2008.  The increase in general and administrative expenses is primarily attributable to a significant increase in professional and consulting fees associated with the Company complying with SEC reporting requirements.  The Company also issued stock based compensation to two celebrities for the use of their name and likeness during 2009, resulting in a significant expense.

Other Income and Expenses: Other income and expenses increased by approximately $(16,927,277) to $(16,982,672) for the year ended December 31, 2009 as compared to $(55,395) for the year ended December 31, 2008.  The increase is primarily attributable to the loss on extinguishment recognized when bridge investors converted into the new offering which was closed on August 27, 2009, to liquidated damages incurred, to the interest on the Company’s notes to related parties, interest accrued on convertible notes, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.

Provision for Income Taxes: Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The Company had no income tax provision for the years ended December 31, 2009 and 2008. There is approximately $19,208,000 of net operating loss carry-forwards, which expire in 2029. See Note 8 of the 2009 and 2008 financial statements for tables and a reconciliation of the provision for income taxes to the statutory federal rate (34%) for continuing operations.

Going Concern: As shown in the accompanying financial statements, the Company incurred a net loss of $(23,952,894) during the year ended December 31, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by $1,535,693. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

☐☐☐	Raising additional capital convertible note offerings

☐☐☐	Securing favorable raw material and manufacturing rates with our vendors

☐☐☐	Continuing to increase brand awareness for Healthy Dairy Yogurt Smoothies and the SUSTA Brand.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has already been successful in setting its plan in action and looks forward to further progress as the year progresses.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2009 compared to December 31, 2008.

	Year ended
	December 31, 2009	December 31, 2008	Increase/(Decrease)
Current Assets	$291,206	$582,925	$(291,719)
Current Liabilities	$1,826,899	$2,286,851	$(459,952)
Working Capital (Deficit)	$(1,535,693)	$(1,703,926)	$(168,233)

As of December 31, 2009, we had a working capital deficit of $1,535,693 as compared to a working capital deficit of $1,703,926 as December 31, 2008, an increase of $168,233. The decrease is primarily a result of the Company incurring increased expenses for professional and consulting fees.  The Company’s sales have decreased by approximately $1,360,000 and the corresponding accounts receivable balance has decreased by $135,567. The decrease is also a result of a decrease in related party loans and convertible notes along with an decrease in cash of $205,744, an decrease in accounts receivable of $135,527, an increase in inventory of $82,552, and a decrease of prepaid expenses of $33,000.

Net cash used for operating activities for the years ended December 31, 2009 and 2008 was $(2,115,070) and $(837,546), respectively. The Net Loss for the years ended December 31, 2009 and 2008 was $(23,952,894) and $(864,260) respectively.

Net cash obtained through all financing activities for year ended December 31, 2009 was $1,909,326 as compared to $1,042,925 for the year ended December 31, 2008.

Management anticipates being able to fund the Company’s foreseeable liquidity requirements through the $5.7M secured convertible note offering the company closed in February 2010. The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Beneficial Conversion Feature

For convertible debt issued in 2009, the convertible feature (See Note 5) indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount from the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt. At each commitment date during 2009, the convertible debt instruments had an effective conversion rate per share in excess of the market price per share.

Stock-based compensation

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

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
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of: NXT Nutritionals Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NXT Nutritionals Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of NXT Nutritionals Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $23,952,894 and net cash used in operations of $2,115,070 for the year ended December 31, 2009; and has a working capital deficit of $1,535,693, and a stockholders' deficit of $3,319,708 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to the matters is also described in Note 3.

Berman & Company, P.A.
Boca Raton, Florida
March 30, 2010

551 NW 77th Street Suite 107 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892,3715
www.bermanc.pas.com • infoObermancpas.com
Registered with the FCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets

Assets:
Cash	$68,454	$274,198
Accounts receivable	72,642	208,169
Inventories	150,110	67,558
Other current assets	-	33,000
Total Current Assets	291,206	582,925

Debt Issuance Costs - net	46,590	-

Total Assets	$337,796	$582,925

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$607,695	$636,864
Loans payable - related parties	715,626	811,510
Loans payable - other	100,000	25,100
Convertible notes payable - net	-	800,000
Accrued interest payable - related parties	41,125	1,144
Accrued interest payable - convertible notes	-	12,233
Registration rights payable	362,453	-
Total Current Liabilities	1,826,899	2,286,851

Long-term loans payable - related parties	-	388,500
Convertible notes payable - net of debt discount	1,830,605	-
Accrued interest payable - related parties	-	21,342
Total Long-Term Liabilities	1,830,605	409,842

Total Liabilities	3,657,504	2,696,693

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
39,971,745 and 34,619,195 shares issued and outstanding	39,972	34,619
Additional paid in capital	24,657,084	1,915,484
Accumulated deficit	(28,016,765)	(4,063,871)
Total Stockholders' Deficit	(3,319,708)	(2,113,768)

Total Liabilities and Stockholders' Deficit	$337,796	$582,925

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations

	For the Years Ended December 31,
	2009	2008

Sales - net of slotting fees and discounts	$905,728	$2,265,851

Cost of sales	969,352	1,873,996

Gross profit (loss)	(63,624)	391,855

General and administrative expenses	6,906,598	1,200,719

Loss from operations	(6,970,222)	(808,864)

Interest expense	(1,016,718)	(55,395)

Loss on extinguishment of debt	(15,603,501)	-

Registration rights expense	(362,453)	-

Net loss	$(23,952,894)	$(864,259)

Net Loss per Common Share - Basic and Diluted	$(0.66)	$(0.03)

Weighted Average Number of Common Shares Outstanding	36,539,236	24,858,263

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2007	22,201,957	$22,202	$289,758	$(2,139,844)	$(1,827,885)

Member units - accrued dividends	-	-	-	(64,768)	(64,768)

Liquidation preference - redeemable equity	-	-	-	(995,000)	(995,000)

Contributed rent - related party	-	-	3,808	-	3,808

Issuance of shares for compensation	2,902,113	2,902	15,398	-	18,300

Recapitalization	-	-	1,556,035	-	1,556,035

Issuance of shares for consulting services	9,515,125	9,515	50,485	-	60,000

Net loss for the year ended December 31, 2008	-	-	-	(864,259)	(864,259)

Balance, December 31, 2008	34,619,195	34,619	1,915,484	(4,063,871)	(2,113,768)

Recapitalization		-	25,000	-	25,000

Stock based compensation	3,881,305	3,881	4,453,509	-	4,457,390

Conversion of accounts payable to common stock	56,200	56	70,194	-	70,250

Conversion of convertible notes	1,415,045	1,416	564,602	-	566,018

Stock purchase warrants issued for services	-	-	280,000	-	280,000

Beneficial conversion features	-	-	2,127,700	-	2,127,700

Extinguishment of convertible notes	-	-	15,220,595	-	15,220,595

Net loss for the year ended December 31, 2009	-	-	-	(23,952,894)	(23,952,894)

Balance, December 31, 2009	39,971,745	$39,972	$24,657,084	$(28,016,765)	$(3,319,708)

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,952,894)	$(864,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision(recovery) for uncollectible accounts receivable	-	(30,000)
Amortization of debt issue costs	35,710	-
Amortization of debt discount	883,367	-
Contributed rent - related party	-	3,593
Stock based compensation	4,457,390	78,300
Warrants issued as consulting fee	280,000	-
Loss on extinguishment of debt	15,603,501	-
Registration rights expense	362,453	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	135,527	(10,851)
Other current assets	33,000	(33,000)
Inventories	(82,552)	(17,024)
Increase (Decrease) in:
Accounts payable and accrued expenses	41,082	1,149
Accrued interest payable - related parties	39,981	22,313
Accrued interest payable - convertible notes	48,365	12,233
Net Cash Used in Operating Activities	(2,115,070)	(837,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	25,000	268,225
Proceeds from loans payable - other	100,000	25,100
Proceeds from issuance of convertible notes	2,576,000	800,000
Debt issuance costs paid in cash	(82,290)	-
Payment on loans	(509,384)	(50,400)
Payments on convertible notes	(200,000)	-
Net Cash Provided By Financing Activities	1,909,326	1,042,925

Net Increase (Decrease) in Cash	(205,744)	205,379

Cash - Beginning of Year	274,198	68,819

Cash - End of Year	$68,454	$274,198

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income Taxes	$-	$-
Interest	$8,263	$19,698

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrual of 8% preferred return on class "B" member units	$-	$64,768
Liquidation preference - class "B" member units	$-	$995,000
Conversion of class "B units in recapitalization	$-	$2,208,013
Beneficial conversion feature on convertible notes	$2,127,700	$-
Original issue discount	$590,400	$-
Conversion of note payable in recapitalization	$25,000	$-
Conversion of convertible note payable to common stock	$566,018	$-
Stock issued to settle accounts payable	$70,250	$-
Accrued interest converted to convertible notes	$81,940	$-

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1 Nature of Operations

NXT Nutritionals Holdings, Inc. ("Holdings), (formerly known as Goldvale Resources, Inc.) is a Delaware corporation incorporated in 2006.  On February 12, 2009, Holdings acquired NXT Nutritionals, Inc. (the “Company”, “NXT Nutritionals”, or “NXT, Inc”) a Delaware corporation incorporated in 2008. See Note 4 for information regarding the reverse acquisition and recapitalization with a public shell corporation.

The Company is a developer of proprietary, patent pending, healthy alternative sweeteners. The foundation and common ingredient for all of the Company’s products is the all-natural sweetener SUSTA®. SUSTA® will also be sold as a stand-alone sweetener.  The Company also sells non-fat yogurt smoothie products.

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of warrants granted, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2009 and 2008, respectively.

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

At December 31, 2009 and 2008, respectively, the Company did not record an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	December 31, 2009	December 31, 2008
Work in process	$90,594	$-
Finished goods	59,516	67,558
	$150,110	$67,558

Debt Issue Costs and Debt Discount

These items are amortized over the life of the debt to interest expense.  If a conversion or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Fair value of financial instruments

Disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company’s short term financial instruments, approximate fair value due to the relatively short period to maturity for these instruments.

Beneficial Conversion Feature

For convertible debt issued in 2009, the convertible feature (See Note 5) indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt discount.

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. At December 31, 2009 and 2008, respectively, the Company did not have any derivative financial instruments.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Segment information

During the years ended December 31, 2009 and 2008, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

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

Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.  As of December 31, 2009 and 2008, the Company had no reserves.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues.  During the years ended December 31, 2009 and 2008, the Company recorded slotting fees and discounts of $127,269 and $641,319, respectively.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s yogurt smoothie products.  Costs include product development, freight, packaging and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred.

Year Ended December 31, 2009	Year Ended December 31, 2008
$3,019,962	$584,120

Stock-based compensation

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2009:

Convertible debt – face amount of $3,665,338, conversion price of $0.40	9,163,345
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	21,906,781
Total common stock equivalents	31,070,126

The Company had the following potential common stock equivalents at December 31, 2008:

Convertible debt – face amount of $800,000, conversion price of $0.40	2,000,000
Common stock warrants, conversion price of $0.40 (Series “A”)	2,000,000
Total common stock equivalents	4,000,000

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Since the Company reflected a net loss in 2009 and 2008, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.

Recent accounting pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $23,952,894 and net cash used in operations of $2,115,070 for the year ended December 31, 2009; and has a working capital deficit of $1,535,693, and a stockholders’ deficit of $3,319,708.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In February 2010, the Company issued secured convertible notes and warrants for net proceeds of approximately $5,700,000 (See Note 10 (B)).

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 4 Reverse Acquisition and Recapitalization and Share Purchase Agreement

(A) Public Shell Merger – Reverse Merger and Recapitalization

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

(B) Private Company  – Reverse Merger and Recapitalization

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
December 31, 2009 and 2008
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

The Company also agreed to pay $600,000 to the unitholders of Healthy Dairy, LLC and NXT, LLC within 90 days from the close of the reverse acquisition with a public shell, and an additional $600,000 within 180 days post closing.

The second traunche of $600,000 is collateralized by 1,000,000 shares of common stock in the public company.

During 2009, the Company repaid $220,000 to unit holders associated with the October 31, 2008 share exchange agreement between NXT, Inc. and Healthy Dairy, LLC and NXT, LLC. The Company still has a balance due on this portion of approximately $392,000.

Note 5 Loans Payable Related Parties, Convertible Notes Payable, and Registration Rights Penalty

(A)	Loans Payable – Related Parties

In December 2006 and March 2007, respectively, the Company received an aggregate $150,000 and $50,000 from related parties.  These advances, totaling $200,000, bore interest at 7.2% and were secured by all assets of the Company.  These advances were due on March 21, 2009. The Company repaid $400 during the year ended December 31, 2008.  The Company repaid the remaining $199,600 in March 2009.

On March 7, 2008, the Company entered into a loan agreement with a former related party to borrow an amount up to $388,500, of which $120,274 was advanced, with no stated terms during December 2007. An additional $268,226 was advanced during 2008. These loans bear interest at 6% with a default rate of interest of 12%.  The loans are secured by all assets of the Company.  These loans are due on March 7, 2010. The Company repaid $90,000 of these advances in May 2009, and an additional $90,000 was repaid in February 2010.  The remaining balance is currently in default.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

In December 2009, a Director loaned the Company $25,000.  The loan bore no interest, was not secured and was due on demand.  The Company repaid the $25,000 during February 2010.

The following is a summary of loans payable – related parties:

Balance – December 31, 2007	$320,274
Advances	267,610
Due to Unit Holders – October 31, 2008 share exchange agreement	612,126
Balance – December 31, 2008	1,200,010
Advances	25,000
Repayments	(509,384)
Balance – December 31, 2009	$715,626

(B)	Loans Payable – Other

On November 4, 2008, an investor paid $25,000 of expenses on behalf of the Company.  This advance was non-interest bearing, unsecured and due on demand. The $25,000 loan was converted to stock upon recapitalization with NXT Nutritionals Holdings, Inc. on February 12, 2009.

On December 30, 2009, the Company issued a $100,000 unsecured promissory note to a third party.  The note bore 10% interest and was repaid in February 2010.

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
c.
Of the total, in March 2009, $200,000 of principal and $7,918 of accrued interest was repaid. The remaining principal and interest of $648,260 was converted into a new offering, see below regarding mandatory conversions.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

2.	2009 Convertible Debt was issued under the same terms as the 2008 convertible debt. (“2009 debt #1)
a.	$595,000 in additional bridge notes.
b.	The $595,000 of convertible notes were issued with Series “A” warrants with the following provisions:
i.	1,487,500 warrants
ii.	Conversion price of $0.40/share
iii.	Expiration of 5 years
c.	The remaining principal and interest of $628,629 was converted into a new offering, see below regarding mandatory conversions.

3.	Debt discount associated with 2009 debt #1

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
d.	Debt holder would receive Series “A” and Series “B” warrants
i.
Warrants of both series are computed as the face amount of the debt converted.  Warrant coverage is 100% for both series. Originally issued warrants were cancelled and replaced in connection with this offering (see below regarding extinguishment).

ii.	Conversion price is $0.40 for Series “A” and $0.60 for Series “B”.
iii.	Expiration of 5 years

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

5.	Mandatory Conversions (see Note 5(C)(1)(A) above)
a.	On August 27, 2009, the 2008 debt and 2009 debt #1 was converted into a new offering since the Company raised the minimum $2,000,000.
b.	Principal of $1,195,000 and accrued interest of $81,890, totaling $1,276,890, and was converted into:
i.	New debt instrument with a face amount, inclusive of the original issue discount totaling $1,659,956 ($1,276,890 x 130%), convertible at $0.40/share
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
c.
On August 10, 2009, a convertible noteholder converted principal in the amount of $204,100 into 510,250 shares of the Company’s common stock at a conversion rate of $0.40. On September 23, 2009, a convertible noteholder converted principal in the amount of $30,000 into 75,000 shares of the Company’s common stock at a conversion rate of $0.40.  On August 10, 2009, a convertible noteholder partially converted principal and interest in the amount of $331,918 into 829,795 shares of the Company’s common stock at a conversion rate of $0.40.

.
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
December 31, 2009 and 2008
The Company recorded a beneficial conversion feature in connection with the issuance of these notes in the amount of $2,127,700 and recorded an original issue discount of $590,400.

8.	Extinguishment

The Company determined that the conversion of original debt into new convertible debt instruments on August 27, 2009, resulted in an exchange with substantially different terms, and applied debt extinguishment accounting, resulting in a $15,603,551 loss on extinguishment of debt. The Company compared the present value of both old and new debt as well as the fair value of the warrants granted in the new offering.  The Company determined that the present value of the cash flows associated with the new debt instruments exceeded the present value of the old debt instruments by more than 10%.

The 8,299,780 warrants issued with the new notes were recorded to additional paid in capital at fair market value $10,108,262.  The Company also assessed the beneficial conversion feature at fair market value and recorded the beneficial conversion feature to additional paid in capital of $5,112,223. The total charge to additional paid in capital was $15,220,595.  An additional $383,066 relates to the increase in the face amount of the new offering as compared to the 2008 and 2009 Convertible Note Offering.

Face amount of principal and interest – new debt, plus allocation for debt discount (warrants and debt conversion feature)	$16,880,441
Face amount of principal and interest – old debt	1,276,940
Extinguishment loss	$15,603,501

(D)	Registration Rights Penalty

In connection with the issuance of all convertible debt, all convertible note holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 9% of the total offering price for all debt proceeds raised.  The Company was required to file an S-1 registration statement 60 days after the offering closed.  The closing date of the offering was August 27, 2009; therefore the 60th day was October 26, 2009.  Furthermore, the Company was required to have this S-1 registration declared effective within 120 days (December 25, 2009) or within 150 days (January 24, 2010) if a full SEC review is done. The Company never filed a registration statement.

The Company has evaluated the registration rights provision and has determined the probability of incurring liquidated damages. The Company recorded the full 9% penalty.

Liquidated damages are as follows:

Convertible debt raised	$4,027,256

Maximum penalty	9%

$362,453

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(E)	Debt Issuance Costs

In connection with raising convertible debt, the Company paid debt issue costs to a family member of the Chairman of the Board totaling $82,300.  During the year ended December 31, 2009, the Company amortized $35,710. The remaining $46,590 will be amortized during the period ended September 2012, based upon the term of the underlying debt.

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

On March 24, 2009, the Company issued 175,000 shares of common stock to consultants to settle accounts payable from 2008 totaling $70,500 and an additional $148,250 for services rendered in 2009.  The stock issuance has a fair value of $218,750 ($1.25/share), based upon the quoted closing trading price.

On March 24, 2009, the Company issued 100,000 shares of common stock to consultants for services rendered, having a fair value of $125,000 ($1.25/share), based upon the quoted closing trading price.

On April 22, 2009, the Company entered into a 3 year agreement with a celebrity spokesperson.  In return for the ability to use the celebrity’s name and likeness, the Company agreed to issue the celebrity 400,000 shares of the Company’s common stock, having a fair value of $440,000 ($1.10), based upon the quoted closing trading price.  These shares were vested fully upon issuance.  The Company also agreed to pay the celebrity $50,000 on April 22, 2010.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

On August 10, 2009, the Company issued 16,700 shares of the Company’s common stock to a consultant for services rendered, having a fair value of $16,700 ($1/share), based upon the quoted closing trading price.

On August 12, 2009, the Company issued a consultant 25,000 shares of the Company’s common stock for services rendered, having a fair value of $34,000 ($1.36/share), based upon the quoted closing trading price.

On August 15, 2009, the Company issued a consultant 90,000 shares of the Company’s common stock for services rendered, having a fair value of $123,300 ($1.37/share), based upon the quoted closing trading price.

On December 2, 2009, the Company entered into an agreement with a celebrity spokesperson.  In return for the ability to use the celebrity’s name and likeness, the Company agreed to issue the celebrity 3,000,000 shares of the Company’s common stock.  The shares vest over a period as follows: 1,000,000 shares on December 2, 2009, 1,000,000 shares each on December 31, 2011 and 2012.

During 2009, the Company appointed 3 new members to the Board of Directors.  The directors each received 250,000 shares of the Company’s common stock (750,000 in total for all three directors) fully vested upon the execution of the agreement.  The fair value of these issuances was $970,000, based upon quoted closing trading prices ranging from $0.90 to $1.60.

(B)	Cumulative Preferred Redeemable Class “B” Units

During 2008, the Company accrued $39,250 in preferred dividends. Effective October 31, 2008, class “B” units ceased to exist in connection with the reverse acquisition and recapitalization (reference Note 4).

(C)	Contributed Capital – Former Related Party

During the years ended December 31, 2009 and 2008, the Company recorded contributed capital of $0 and $3,808, respectively, for rent expense.  A former member of the Company provided the use of their home to conduct business on behalf of the Company.

(D)	Placement Agent Agreement

Under the terms of an investment banking agreement dated August 12, 2008, the Company entered into a settlement and release agreement (“agreement”) with a placement agent on November 25, 2008. No amounts were due under the terms of this agreement for completed financings. The Company agreed to pay $50,000 as reimbursement for expenses incurred.  The Company paid $25,000 in December 2008 and an additional $25,000 in January 2009.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The Company also agreed to issue equity compensation after the Company effects a reverse acquisition with a public shell company. The terms are (i) 250,000 shares of common stock, (ii) 250,000 five-year warrants at an exercise price of $0.60/share.

(E)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable - December 31, 2007	-	$-
Granted	2,000,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2008	2,000,000	$0.40
Exercisable - December 31, 2008	2,000,000	$0.40
Granted	22,894,281	$0.50
Exercised	-	$-
Forfeited/Cancelled	(2,987,500)	$0.40
Outstanding – December 31, 2009	21,906,781	$0.50
Exercisable – December 31, 2009	21,906,781	$0.50

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $0.60	21906,781	4.34 years	$0.50	21,906,781	$0.50

At December 31, 2009 and 2008, the total intrinsic value of warrants outstanding and exercisable was $20,080,402 and $0, respectively.

Note 7 Commitments and Contingencies

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 8 Income Taxes

At December 31, 2009, the Company has a net operating loss carry-forward of approximately $19,208,000 available to offset future taxable income expiring through 2029. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2009 was $7,735,000. The net change in valuation allowance during the year ended December 31, 2009 was an increase of $7,418,400. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Net operating loss carry forward	$7,735,000	$317,000
Valuation allowance	(7,735,000)	(317,000)
Net deferred tax asset	$-	$-

There was no income tax expense for the years ended December 31, 2009 and 2008 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2009 and 2008, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 9.5% for State Corporate taxes, the blended rate used was 41%), as follows:

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
Current federal tax expense	$(7,370,000)	$(266,000)
Current state tax expense	(2,276,000)	(82,000)
Non-deductible stock comp	1,911,000	31,000
Change in Potential NOL benefits	7,735,000	317,000
Change in valuation allowance	(7,735,000)	(317,000)
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the statement of operations:

	December 31, 2009	December 31, 2008
Tax expense (credit) at statutory rate-federal	(31%)	(31%)
State tax expense net of federal tax	(10%)	(10%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

Note 9 Employment Agreements

On February 12, 2009, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer. The terms of the agreements are as follows:

(1)	CEO

●	3 year term
●	$120,000 annual salary

(2)	CFO

●	2 year term
●	Cash for services rendered by the CFO’s accounting firm at a fixed rate of $39,000 per year.
●
200,000 shares of the Company’s common stock, having a fair value of $2,000 ($0.01/share), based upon the fair value of services rendered to third parties for services rendered.  These shares will vest 25,000 shares per quarter.  During the year ended December 31, 2009, the CFO vested in the first 100,000 shares of the stock award.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 10 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and March 31, 2010, the date the financial statements were issued.

(A)	Employment Contract

On January 26, 2010, the Company entered into an employment agreement with its Chief Operating Officer. The terms of the agreements are as follows:

•	3 year term
•	$20,000 monthly base salary of which 50% may be deferred until the termination of the contract or a change in control
•	Stock compensation which vests as follow:
i.	400,000 shares of the Company’s common stock, having a fair value of $444,000 ($1.11/share) vesting 40,000 shares per month in Year 1
ii.	500,000 shares of the Company’s common stock shall be granted on or before January 1, 2011, vesting fully on December 31, 2011
iii.	500,000 shares of the Company’s common stock shall be granted on or before January 1, 2012, vesting fully on December 31, 2012

(B)	Convertible Notes

In February 2010, the Company completed secured convertible notes and warrants offerings.  The notes mature 15 months after the original issue date.  The gross amount raised was approximately $5,668,000, of which the Company received approximately $4,894,000 in net proceeds. The Company paid approximately $774,000 in debt issuance costs. The Notes contained the following features:

i.	Conversion Price: $1.00
ii.
Registration rights – the Company is required to file a registration statement within 30 days of the close of the offering.  If the Company fails to file such registration statement, the Company will incur liquidated damages of 0.5% of the aggregate amount raised in the offering.  The maximum liquidated damages is capped at 6.0% of the aggregate amount raised in the offering.  The Company is evaluating the impact of registration rights penalty pertaining to the offering.

iii.	Original issue discount- 15% over the 15 month maturity of the notes.
iv.
Full ratchet provision – The notes contain a provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The Company also issued the noteholders 1 stock purchase warrant with a maturity of 5 years and a $1.25 exercise price.  The stock purchase warrants contain cashless exercise provisions.

The Company is currently analyzing the accounting of the Secured Convertible Note and Warrants Offering to determine the fair value of these derivative financial instruments.

(C)	Conversion of Convertible Notes to Common Stock

From January 1, 2010 through the date of this report, several convertible noteholders converted principal and interest in the amount of $1,560,858 into 3,902,145 shares of the Company’s common stock at a conversion rate of $0.40.

(D)	Warrants

From January 1, 2010 through the date of this report, 3 warrant holders exercised their warrants to to purchase 993,178 shares of the Company’s common stock.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Berman & Company, P.A., independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31 2009, we have undertaken the following steps to address the deficiencies stated above:

•	Commenced the develop of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and positions of our new executive officers and directors as of March 31, 2010. Executive officers are elected annually by our board of directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Francis McCarthy	62	Director, President, Secretary and Chief Executive Officer

David Briones	33	Chief Financial Officer

Mark A. Giresi	52	Director and Chief Operating Officer

Richard M. Jordan	55	Director, Executive Vice President, General Manager

Theodore Mandes, II	61	Director

David Deno Dr. Paul S. Auerbach	52 59	Director Director

Ann McBrien	50	Director

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

After his career at Pepsi-Cola, from 1996 to 2001 he was instrumental in the growth of Al’s Beverage Company from a small independent manufacturer to one of the largest independent Royal Crown Cola fountain manufacturers in the United States. In his position as COO of Al’s Beverage Company, Mr. McCarthy was responsible for the building and operation of one of the most modern independent fountain plants in the country.

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

Mark A. Giresi, Chief Operating Officer and Director

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

Dr. Auerbach is a graduate of Duke University and Duke University School of Medicine, as well as the Stanford Graduate School of Business.

Ms. Ann McBrien, Director

Ms. McBrien has over 25 years of experience as an entrepreneur, and as a leader in national and international organizations.   Ms. McBrien was the first female Vice President of Sales in Procter & Gamble history (1999). Ms. McBrien was a Vice President for Global Operations and Global Health Care Sales for Procter & Gamble for 20 years.  She was responsible for the development of global pricing and promotion plans linking the largest customers and brands with a winning strategy. She was responsible for over $8 billion in sales and over 300 people globally.  She also led the development of merchandising programs for global customers and led major global restructure of Customer Business Development organization.

From 2009 to the present, Ms. McBrien has worked as a Tremor Consultant with Procter & Gamble, connecting corporations with word of mouth marketing.  Since 2008, Ms. McBrien has also worked for AM Marketing & Sales Concepts, LLC, where she coaches senior managers in delivery of concepts and ideas, strategic plan development and sales presentation.

In 2002, Ms. McBrien co-founded OT OverTime, LLC, where she initiated the acquisition of a brand from Procter & Gamble, secured funding to launch a line of products nationally, and secured sales to Target, Kroger and regional chains. The company’s first year sales were over $2 million.

Ms. McBrien received her BS in finance at the University of Illinois.  She was part of the Mortar Board Honor program, president of Illini Pride and president of Kappa Kappa Gamma.

Employment Agreements

On January 26, 2010, we entered into a three year employment agreement with Mark Giresi such that he will serve as our Chief Operating Officer. Pursuant to the agreement, Mr. Giresi will receive a monthly based compensation of Twenty Thousand Dollars ($20,000) payable in equal biweekly installment (the “Biweekly Installment”), provided, however, 50% of each Biweekly Installment shall be deferred and payable in its entirety on the earlier to occur of (1) the termination of the Employment Term or (2) a Change in Control, in addition to stock awards and stock options as set forth in the agreement.

On February 12, 2009, we entered into a three year employment agreement with Francis McCarthy such that he will serve as our President and Chief Executive Officer.  The employment agreement provides for an annual salary of $120,000, and bonuses as approved by the board of directors.

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

☐
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

☐	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

☐
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

☐	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

ITEM 11.         EXECUTIVE COMPENSATION

The following table shows for the periods indicated, compensation awarded to or paid to, or earned by, our officer and director.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Francis McCarthy, President, CEO	2009	$121,250	-	-	-	-	-	$18,000	$139,250]
	2008	30,423	—	610,000(1)	—	—	—	—	$36,523

David Briones, CFO (2)	2009	$-	-	-	-	-	-	-	$-
	2008	-	-	-	-	-	-	-	$-

(1)	On August 18, 2008, we issued 610,000 shares of our common stock valued at $.01 per share to each of the above mentioned officers and directors as compensation for founder services.
(2)
The CFO’s accounting firm is paid cash for services rendered at a fixed rate of $39,000 per year and 200,000 shares of the Company’s common stock vesting 25,000 shares per quarter.  During the year ended December 31, 2009, the first 100,000 shares of the stock award vested.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at December 31, 2009.

Option Plan

There were no stock options and no common shares set aside for any stock option plan at December 31, 2009.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Option Grants

We do not maintain any equity incentive or stock option plan.  Accordingly, we did not grant options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any officers.  We do, however, anticipate adopting a non-qualified stock option plan where we will be granting our officers options to purchase Common Shares pursuant to the terms of their employment agreements.  But, no such plan has been finalized or adopted.

The following table sets forth each person known by us to be the beneficial owner of five percent or more of our common stock, all directors individually and all of our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of  March 31, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Shares (1)
Francis McCarthy, President, CEO and Director (2)	4,136,000	9.34%
		0.56
Richard M. Jordan, Director (2)	250,000	1.73%
		2.4
Mark A. Giresi, Chief Operating Officer and Director (2)	765,000	14.03%
		9.34
Theodore Mandes, II, Director (2)	1,065,000	0.56%
		1.73
Officers and Directors as a Group	6,216,000	2.4%

(1)	Based on 44,304,568 shares of common stock outstanding after as of the date hereof.
(2)
Management shareholders have entered into a lock-up agreement with us pursuant to which management has agreed not to sell or otherwise dispose of their shares of our common stock for a period of eighteen months from the close of the Share Exchange Agreement on February 12, 2009.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 26, 2010, with the majority written consent of our board of directors, we entered into an employment agreement with Mark A. Giresi, pursuant to which Mr. Giresi was appointed as our Chief Operating Officer.  As the date hereof, Mr. Giresi also serves on our board of directors. A copy of the employment agreement was filed with the SEC on January 27, 2010 and is incorporated herein by reference.

In December 2009, a Director loaned the Company $25,000.  The loan bore no interest, was not secured and was due on demand.  The Company repaid the $25,000 during February 2010.

The following is a summary of loans payable – related parties:

Balance – December 31, 2007	$320,274

Advances	267,610

Due to Unit Holders – October 31, 2008 share exchange agreement	612,126

Balance – December 31, 2008	1,200,010

Advances	25,000

Repayments	(509,384)

Balance – December 31, 2009	$715,626

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $86,500  for the fiscal year ended December 31, 2008 and $61,500  for the fiscal year ended December 31, 2009.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) Tax Fees

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

(5) Pre-Approval Policies and Procedures

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company’s the board of directors acting as the audit committee.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXT Nutritionals Holdings, Inc.
Date: March 31, 2010	By:	/s/ Francis McCarthy
Name: Francis McCarthy
Title: President and Chief Executive Officer

By:	/s/ David Briones
Name: David Briones
Title: Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on July 13, 2009.

Name	Title	Date

/s/ Francis McCarthy	Director, President, Secretary and Chief Executive Officer	March 31, 2010
/s/ David Briones	Chief Financial Officer	March 31, 2010
/s/ Richard M. Jordan	Director, Executive Vice President, General Manager	March 31, 2010
/s/ Mark A. Giresi	Director and Chief Operating Officer	March 31, 2010
/s/ Theodore Mandes, II	Director	March 31, 2010
/s/ David Deno	Director	March 31, 2010
/s/ Dr. Paul S. Auerbach	Director	March 31, 2010
/s/ Ann McBrien	Director	March 31, 2010