Form 10-Q
period 2010-03-31
NXT Nutritionals Holdings, Inc.
filed 2010-05-17
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2010:  45,131,068 shares of common stock.

NXT NUTRITIONALS HOLDINGS, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

 Item 1. Financial Information

NXT NUTRITIONALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

Page(s)

Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited) –	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and March 31, 2009 (unaudited) –	2

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009 (unaudited) –	3

Notes to the Consolidated Financial Statements (unaudited)	4-20

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
Assets

Assets:
Cash	$4,053,004	$68,454
Accounts receivable	83,488	72,642
Inventories	169,619	150,110
Total Current Assets	4,306,111	291,206

Debt Issuance Costs - net	706,284	46,590

Total Assets	$5,012,395	$337,796

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$549,058	$607,695
Loans payable - related parties	600,626	715,626
Loans payable - other	-	100,000
Accrued interest payable - related parties	45,541	41,125
Registration rights payable	390,792	362,453
Derivative liabilities	6,382,541	-
Total Current Liabilities	7,968,558	1,826,899

Convertible notes payable - net of debt discount	1,791,513	1,830,605
Total Long-Term Liabilities	1,791,513	1,830,605

Total Liabilities	9,760,071	3,657,504

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
45,834,568 and 39,971,745 shares issued and outstanding	45,835	39,972
Additional paid in capital	26,461,581	24,657,084
Accumulated deficit	(31,255,092)	(28,016,765)
Total Stockholders' Deficit	(4,747,676)	(3,319,708)

Total Liabilities and Stockholders' Deficit	$5,012,395	$337,796

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2010	2009

Sales - net of slotting fees and discounts	$108,734	$202,910

Cost of sales	120,724	246,605

Gross loss	(11,990)	(43,695)

General and administrative expenses	849,770	1,525,248

Loss from operations	(861,760)	(1,568,943)

Other Income (Expenses)		-

Interest expense	(1,633,430)	(33,268)
Derivative expense	(8,590,802)	-
Change in fair market value of derivative liability	7,876,004	-
Registration rights expense	(28,339)	-

Total Income (Expenses)	(2,376,567)	(33,268)

Net loss	$(3,238,327)	$(1,602,211)

Net Loss per Common Share - Basic and Diluted	$(0.08)	$(0.05)

Weighted Average Number of Common Shares Outstanding	42,701,420	35,217,846

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,238,327)	$(1,602,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	67,294	4,100
Amortization of debt discount	1,560,158	43,135
Stock based compensation	211,150	663,000
Warrants issued as consulting fee	-	280,000
Derivative expense	8,590,802	-
Change in fair value of derivative liability	(7,876,004)
Registration rights expense	28,339	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(10,846)	123,347
Inventory	(19,509)	(100,874)
Increase (Decrease) in:
Accounts payable and accrued expenses	(58,678)	(62,956)
Accrued interest payable - related parties	4,416	4,156
Accrued interest payable - convertible notes	-	20,874
Net Cash Used in Operating Activities	(741,205)	(627,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - other	-	125,000
Proceeds from issuance of convertible notes	5,667,743	1,548,000
Debt issuance costs paid in cash	(726,988)	(50,500)
Payment on loans	(215,000)	(309,373)
Payments on convertible notes	-	(200,000)
Net Cash Provided By Financing Activities	4,725,755	1,113,127

Net Increase (Decrease) in Cash	3,984,550	485,698

Cash and Cash Equivalents - Beginning of Year	68,454	274,198

Cash and Cash Equivalents - End of Year	$4,053,004	$759,896

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income Taxes	$-	$-
Interest	$-	$8,439

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reclassification from prepaid to inventory	$-	$33,000
Debt discount recorded on convertiable notes	$5,667,743	$1,103,000
Original issue discount	$850,201	$-
Conversion of note payable in recapitalization	$-	$25,000
Conversion of convertible note payable to common stock	$1,599,210	$-

Per BS	4,053,004	759,896
Difference	-	-

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

Note 1 Nature of Operations and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008.  The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

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
March 31, 2010 and 2009
(unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2010 and December 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

March 31, 2010 the Company had monies in bank accounts in excess of federally insured limits.  The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor. As of March 31, 2010, the Organization’s uninsured cash and cash equivalents balances exceeded this limit.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	March 31, 2010	December 31, 2009
Work in process	$114,963	$90,594
Finished goods	54,656	59,516
	$169,619	$150,110

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

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

Original Issue Discount

For certain convertible debt issued in 2010 and 2009, the Company provided the debt holder with an original issue discount.  The original issue discount was equal to three years of simple interest at 10% of the proceeds raised.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. At March 31, 2010 and December 31, 2009, respectively, the Company had derivative liabilities in the amounts of $6,382,541 and $0, respectively.

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

Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.  As of March 31, 2010  and December 31, 2009, the Company had no reserves.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues.  During the three months ended March 31, 2010 and 2009, the Company recorded slotting fees and discounts of $1,504 and $34,116.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s yogurt smoothie products.  Costs include product development, freight, packaging and print production costs.

Advertising
Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred.

Three Months March 31,2010	Three Months March 31,2009
$104,858	$157,982

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

Share-based payments

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

The Company had the following potential common stock equivalents at March 31, 2010:

Convertible debt – face amount of $2,066,128, conversion price of $0.40	5,165,320
Convertible debt – face amount of $6,517,904, conversion price of $1.00	6,517,944
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	19,735,634
Common stock warrants, conversion price of $1.25 (Series “C”)	6,517,944
Total common stock equivalents	37,936,842

The Company had the following potential common stock equivalents at March 31, 2009:

Convertible debt – face amount of $2,665,338, conversion price of $0.40	4,575,000
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	9,912,500
Total common stock equivalents	14,487,500

Since the Company reflected a net loss for the three months ended March 31, 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $3,238,327 and net cash used in operations of $741,205 for the three months ended March 31, 2010; and has a working capital deficit of $3,662,447, and a stockholders’ deficit of $4,747,676.

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
The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In February 2010, the Company issued secured convertible notes and warrants for net proceeds of approximately $5,667,743.

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
March 31, 2010 and 2009
(unaudited)

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
March 31, 2010 and 2009
(unaudited)

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

On March 7, 2008, the Company entered into a loan agreement with a former related party to borrow an amount up to $388,500, of which $120,274 was advanced, with no stated terms during December 2007. An additional $268,226 was advanced during 2008. These loans bear interest at 6% with a default rate of interest of 12%.  The loans are secured by all assets of the Company.  These loans are due on March 7, 2010. The Company repaid $90,000 of these advances in May 2009, and an additional $90,000 was repaid in February 2010.  The remaining balance of is currently in default.

In December 2009, a Director loaned the Company $25,000.  The loan bore no interest, was not secured and was due on demand.  The Company repaid the $25,000 during February 2010.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

The following is a summary of loans payable – related parties:

Balance – December 31, 2007	$320,274
Advances	267,610
Due to Unit Holders – October 31, 2008 share exchange agreement	612,126
Balance – December 31, 2008	1,200,010
Advances	25,000
Repayments	(509,384)
Balance – December 31, 2009	715,626
Repayments	(115,000)

Balance – March 31, 2010	$600,626

(B)	Loans Payable – Other

On December 30, 2009, the Company issued a $100,000 unsecured promissory note to a third party.  The note bore 10% interest and was repaid in February 2010.

(C)	2010 Original Issue Discount Senior Secured Convertible Note Offering

On February 26, 2010, the Company completed a secured convertible notes and warrants offerings.  The notes mature 15 months after the original issue date.  The principal of the notes was $6,517,944 with an original issue discount of $850,201. The gross proceeds raised was $5,667,743, of which the Company received approximately $4,940,755 in net proceeds. The Company paid approximately $726,988 in debt issuance costs. The Notes contained the following features:

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

The Company also issued the noteholders one stock purchase warrant with a maturity of 5 years and a $1.25 exercise price.  The stock purchase warrants contain cashless exercise provisions.  The Company issued a total of 6,517,944 stock purchase warrants in this offering.

In connection with the ASC 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” the Company determined that the embedded conversion feature and the warrant issuances (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for.

The Company measured the fair value of the derivative liabilities using a Black-Scholes valuation model.

The fair value of the derivative liabilities are summarized as follow:

Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Original Issue Discount Senior Secured Convertible Note Offering	$14,258,545
Mark to market adjustment at March 31, 2010:	(7,876,004)
Derivative liability balance at March 31, 2010	$6,382,541

The Company recorded the fair value of the derivative liabilities to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded a derivative expense at issuance in the amount of $8,590,802.

The fair value of the derivative liabilities at issuance was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	200%
Expected term: conversion feature	1.25 years
Expected term: warrants	5 years
Risk free interest rate	0.32% - 2.55%

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

Mark to Market

At March 31, 2010, the Company remeasured the derivative liabilities, and recorded a fair value adjustment of $7,876,004.  The following management assumptions were considered:

Exercise price	$1.00 - $1.25
Expected dividends	0%
Expected volatility	319%
Risk fee interest rate	0.41 – 2.55%
Expected life of conversion features	1.13 - 1.15
Expected life of Series C Warrants	4.89 – 4.91

(D)	Convertible Debt, Warrants and Extinguishment Accounting

1.	2008 Convertible Debt
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
March 31, 2010 and 2009
(unaudited)

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
ii.	4,149,890 Series “A” warrants, conversion price of $0.40/share
iii.	4,149,890 Series “B” warrants, conversion price of $0.60/share
iv.	2,987,500 Series “A” warrants were cancelled

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

6.	2009 Convertible Debt was issued under the same terms as the 2009 convertible debt #1. (“2009 debt #2)
a.	$2,571,400 notes. These notes were due three years from issuance and were secured by all assets of the Company. The notes were convertible at $0.40/share, or 6,428,500 shares of common stock.
b.	The $2,571,400 of convertible notes were issued with Series “A” and “B” warrants with the following provisions:
i.	6,428,500 Series “A” warrants, conversion price of $0.40/share.
ii.	6,428,500 Series “B” warrants, conversion price of $0.60/share.
iii.	Expiration of 5 years
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

d.	During the three months ended March 31, 2010, 14 noteholders converted principal in the amount of $1,599,210 into 3,998,025 shares of the Company’s common stock at a conversion rate of $0.40.
.
7.	Debt discount associated with 2009 debt #2

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

(E)	Registration Rights Penalty

In connection with the issuance of all 2009 Convertible Debt, all convertible note holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 9% of the total offering price for all debt proceeds raised.  The Company was required to file an S-1 registration statement 60 days after the offering closed.  The closing date of the offering was August 27, 2009; therefore the 60th day was October 26, 2009.  Furthermore, the Company was required to have this S-1 registration declared effective within 120 days (December 25, 2009) or within 150 days (January 24, 2010) if a full SEC review is done. The Company never filed a registration statement.

The Company has evaluated the registration rights provision and has determined the probability of incurring liquidated damages. The Company recorded the full 9% penalty.

Liquidated damages on the 2009 Convertible Debt are as follows:

Convertible debt raised	$4,027,256

Maximum penalty	9%

$362,453

In connection with the issuance of the 2010 Convertible Debt, all convertible note holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 6% of the total offering price for all debt proceeds raised.  The Company was required to file an S-1 registration statement 30 days after the offering closed.  The closing date of the offering was February 26, 2010; therefore the 30th day was March 28, 2009.

The Company filed a registration on Form S-1 with the Securities Exchange Commission on April 21, 2010.  The Company has accrued for the liquidatd damages as follows:

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

Gross proceeds raised	$5,667,743

Penalty	0.5%

$28,339

(F)	Debt Issuance Costs

In connection with raising convertible debt during the three months ended March 31, 2010, the Company paid debt issue costs to placement agent, escrow, incurred legal fees in the amount of $726,988.  During the three months ended March 31, 2010, the Company amortized $59,889. The remaining $667,098 will be amortized over the remaining maturity of the debt.

In connection with raising convertible debt, the Company paid debt issue costs to a family member of the Chairman of the Board totaling $82,300.  During the the months ended March 31, 2010, the Company amortized 7,405. The Company amortized $35,710 during the year ended December 31, 2009.  The remaining $39,185 will be amortized over the remaining maturity of the debt.

Note 6 Fair Value

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2010, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2010
Derivative Liabilities	$-	$6,382,541	$-	$6,382,541
Total	$-	$6,382,541	$-	$6,382,541

There were no financial instruments accounted for at fair value at December 31, 2009.

Note 7 Stockholders Deficit

(A)	Common Stock

On February 12, 2009, the Company issued 1,030,805 shares of common to members of the board of directors and outside consultants for services rendered, having a fair value of $6,500 ($0.01/share), based upon the value of the services rendered to the private company prior to the reverse acquisition.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

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

On November 30, 2009, the Company entered into an agreement with a celebrity spokesperson.  In return for the ability to use the celebrity’s name and likeness.  The term of the agreement is effective from March 1, 2010 to February 28, 2011.  In consideration, the Company agreed to issue the celebrity 20,000 fully vested shares of the Company’s common stock on March 1, 2010.  On April 1, 2010, the Company shall issue the celebrity 20,000 shares of the Company’s common stock per month for five consecutive months.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

On March 30, 2010, the Company entered into a Settlement Agreement and Mutual General Release with a vendor.  In accordance with the terms of the settlement agreement, the vendor agreed to cancel the letter of engagement with the Company which provided for a 450,000 share issuances for past and future services, in return, the Company issued 300,000 shares of the Company’s common stock, having a fair value of $183,000 ($0.61/share), based upon the quoted closing trading price.

During the three months ended March 31, 2010, 4 warrant holders exercised 2,171,147 stock purchase warrants utilizing the cashless exercise provision for 1,509,799 shares of the Company’s common stock.

(B)	Placement Agent Agreement

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

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2008	2,000,000	$0.40
Exercisable - December 31, 2008	2,000,000	$0.40
Granted	22,894,281	$0.50
Exercised	-	$-
Forfeited/Cancelled	(2,987,500)	$0.40
Outstanding – December 31, 2009	21,906,781	$0.50
Exercisable – December 31, 2009	21,906,781	$0.50
Granted	6,517,944	$1.25
Exercised	(2,171,147)	$0.40
Forfeited/Cancelled	-	$0.40
Outstanding – March 31, 2010	26,253,578	$0.68
Exercisable – March 31, 2010	26,253,578	$0.68

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

Warrants Outstanding				Warrants Exercisable

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $1.25	26,253,578	4.28 years	$0.68	26,253,578	$0.68

At March 31, 2010 and December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $1,926,305 and $20,080,402, respectively.

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
●
200,000 shares of the Company’s common stock, having a fair value of $2,000 ($0.01/share), based upon the fair value of services rendered to third parties for services rendered.  These shares will vest 25,000 shares per quarter.  As of March 31, 2010, the CFO vested in the first 125,000 shares of the stock award.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

(3)	COO

On January 26, 2010, the Company entered into an employment agreement with its Chief Operating Officer. The terms of the agreements are as follows:

•	3 year term
•
$20,000 monthly base salary of which 50% may be deferred until the termination of the contract or a change in control.  The Company deferred the entire $60,000 during the three months ended March 31, 2010.

•	Stock compensation which vests as follow:
i.	400,000 shares of the Company’s common stock, having a fair value of $444,000 ($1.11/share). As of March 31, 2010, the COO has vested in the first 10,000 shares of the stock award.
ii.	500,000 shares of the Company’s common stock shall be granted on or before January 1, 2011, vesting fully on December 31, 2011
iii.	500,000 shares of the Company’s common stock shall be granted on or before January 1, 2012, vesting fully on December 31, 2012

Note 10 Subsequent Events

Conversion of Convertible Notes to Common Stock

On April 19, 2010 a convertible noteholder converted principal, of $65,000, into 162,500 shares of the Company’s common stock at a conversion rate of $0.40.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS
Results of Operations
Summary Income Statement for the Three Months Ended March 31, 2010 and 2009

	Three months ended
	March 31, 2010	March 31, 2009
Revenue – net of slotting fees and discounts	$108,734	$202,910
Gross Profit (Loss)	$(11,990)	$(43,695)
Operating Expense	$849,770	$1,525,248
Other Income (Expense)	$(2,376,567)	$(33,268))
Net Loss	$(3,238,327)	$(1,602,211)
Earnings (Loss) per Share	$(0.08)	$(0.05)

For the three months ended March 31, 2010 and 2009, the Company reported a net loss of $(3,238,327), or $(0.08) per share and net loss of $(1,602,211) or $(0.05) per share, respectively. The change in net loss between the three months ended March 31, 2010, 2010 and 2009 was primarily attributable to following significant events:  During the three months ended March 31, 2009, the Company completed a reverse acquisition with a public shell company.  The Company incurred significant fees to complete this transaction.  The Company also issued approximately $943,00 in stock based compensation during the three months ended March 31, 2009 as compared to $211,150 during the comparable three months ended March 31, 2010.  Other income and expenses increased dramatically as a result of the fair market accounting associated with embedded derivatives in the 2010 secured convertible note offering.  The Company also incurred a significant increase in interest expense during the three months ended March 31, 2010 as compared to the comparable three months ended March 31, 2009.  This is a result of a significant increase in convertible debt outstanding.

Revenue: Sales decreased approximately 46% to $108,734 during the three months ended March 31, 2010, down from $202,910 during the corresponding three months ended March 31, 2009.  The decrease is primarily attributable to low sales from the Company’s yogurt smoothie product during 2010 as compared to 2009.  The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company had experienced limited sales on the SUSTA product during 2009, but a significant portion of 2010 sales was derived from the natural sweetener product.

Gross Profit: Gross profit decreased significantly during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  This decrease is primarily attributable to offering significant discounts and favorable terms with our distributors and customers in an effort to maintain and increase brand awareness as well.  The Company also realized an increase in the cost of raw materials during the three months ended March 31, 2010 as compared to March 31, 2009.

General and Administrative Expense: General and administrative expenses decreased 44% during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  During the three months ended March 31, 2009, the Company completed a reverse acquisition with a public shell company.  The Company incurred significant fees to complete this transaction.  The Company also issued approximately $943,00 in stock based compensation during the three months ended March 31, 2009 as compared to $211,150 during the comparable three months ended March 31, 2010.

Other Income and Expenses: Other income and expenses increased by approximately 2,343,299 to $(2,376,567) for the three months ended March 31, 2010 as compared to $(33,268) during the corresponding three months ended March 31, 2009.  Other income and expenses increased dramatically as a result of the fair market accounting associated with embedded derivatives in the 2010 secured convertible note offering.  The Company also incurred a significant increase in interest expense during the three months ended March 31, 2010 as compared to the comparable three months ended March 31, 2009.  This is a result of a significant increase in convertible debt outstanding.

Going Concern:  As shown in the accompanying financial statements, the Company incurred a net loss of $(3,238,327) during the three months ended March 31, 2010, and as of that date, the Company’s current liabilities exceeded its current assets by $3,662,447. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to address this concern by doing the following:

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2010 compared to December 31, 2009.

	March 31, 2010	December 31, 2009	Increase/Decrease
Current Assets	$4,306,111	$291,206	$4,014,905
Current Liabilities	$7,968,558	$1,826,899	$6,141,659
Working Capital (Deficit)	$(3,662,447)	$(1,535,693)	$(2,126,754)

As of March 31, 2010, we had a working capital deficit of $3,662,447 as compared to a working capital deficit of $1,535,693 as of December 31, 2009, a decrease of $(2,126,754).

The decrease is primarily a result of the Company incurring increased expenses for professional and consulting fees.  The Company’s sales have decreased and the corresponding accounts receivable balance has decreased significantly. The Company also recorded a significant current liability for the embedded derivatives within the secured convertible note offering.

Net cash used for operating activities for the three months ended March 31, 2010 and 2009 was $(741,205) and $(627,429), respectively.

Net cash obtained through all financing activities for the three months ended March 31, 2010 was $4,725,755 as compared to $1,113,127 for the three months ended March 31, 2009.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

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

Derivative Financial Instruments - Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

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

Item 4T. Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.	Management is currently in the process of formally documenting internal controls. This process is yet to be complete.

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
2.	We will increase management oversight of accounting and reporting functions in the future.
3.	As of February 12, 2009, we engaged a chief financial officer with extensive SEC reporting experience. His primary function is to oversee the financial reporting process.
4.	During the first quarter of 2009, we appointed a chair to our audit committee. Our new audit committee chair has extensive experience in SEC reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no pending ligation against NXT Nutritionals Holdings, Inc., or any of the subsidiaries of NXT Nutritionals Holdings, Inc.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, 4 warrant holders exercised 2,171,147 stock purchase warrants utilizing the cashless exercise provision for 1,509,799 shares of the Company’s common stock.

On February 17, 2010, we issued to certain investors Notes that are convertible into an aggregate of 2,702,500 common shares and Warrants to purchase an aggregate of 2,702,500 common shares, at an exercise price of $1.25 per share, as well as Warrants to purchase 540,500 common shares to the placement agent.

On February 26, 2010, we issued to the investors Notes that are convertible into an aggregate of 3,815,404 common shares and Warrants to purchase an aggregate of 3,815,404 common shares, at an exercise price of $1.25 per share, as well as additional Agent Warrants to purchase 634,181common shares.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None

Item 6. Exhibits

(a)             Exhibits

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

NXT NUTRITIONALS HOLDINGS, INC.
Registrant

Date: May 17, 2010	By: /s/ Francis McCarthy
Francis McCarthy
President, and Chief Executive Officer

Date: May 17, 2010	By: /s/ David Briones
David Briones
Chief Financial and Accounting Officer