Form 10-K/A
period 2009-12-31
NXT Nutritionals Holdings, Inc.
filed 2010-08-13
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of August 13, 2010, the registrant had 45,881,068 shares of its common stock issued and outstanding.

Explanatory Note

This Amendment to the annual report on Form 10-K originally filed on March 31, 2010 is being filed to include the restated audited consolidated financial statements for the fiscal years ended December 31, 2009 and 2008.

On August 4, 2010, our management, in connection with their preparation for our Amendment No.2 to the Registration Statement on Form S-1 filed on August 4, 2010, identified errors in our previously issued audited financial statements for the fiscal years ended December 31, 2009 and 2008, included in the annual report on Form 10-K originally filed on March 31, 2010,

In this Amendment, we have labeled the December 31, 2009 and 2008 year-end financial statements as “restated.” In these financial statements, our management has revised notes 2, 4(B), 5(a), 6 and 11.

In response to comments made by the Securities and Exchange Commission, the Company analyzed the recapitalization as of February 12, 2009, the date the Company entered into a share exchange agreement with a public shell company. The Company determined that a restatement was necessary in order to properly recast share activity in accordance with FASB ASC paragraph 805-40-45-2(d).

As a result, the Company restated outstanding share balances as of December 31, 2007, December 31, 2008, and included a share total as of February 12, 2009 to reflect the shares outstanding of the legal parent as of the date of the transaction. The Company also restated earnings per share as of December 31, 2008 and December 31, 2009.

PART I

ITEM 1.    BUSINESS

We were originally incorporated in the state of Delaware on April 25, 2006 to search for available properties in north central British Columbia. In May 2006, we entered into an agreement which was negotiated at arm’s length with Ana Simpson to acquire a 100% interest in the DON 2 claim. The claim is located in the Omineca Mining Division approximately 200 km north northeast of Smithers and 400 km northwest of Prince George.

Pursuant to a unit purchase agreement as of October 31, 2008, NXT Nutritionals, a Delaware corporation, acquired 100% of the membership interest in NXT, LLC and Healthy Dairy, LLC, two limited liability companies incorporated in the State of Delaware. In exchange, NXT Nutritionals issued a total of 14,000,000 shares of its common stock to the unit holders of the Healthy Dairy and NXT, LLC and 6,000,000 shares of its common stock to Healthy Brands, LLC as a consultant to Healthy Dairy and NXT, LLC. As a result of the closing of the unit purchase, NXT, LLC and Healthy Dairy, LLC became the wholly owned subsidiaries of NXT Nutritionals, Inc.

On February 12, 2009, we entered into a share exchange agreement with NXT Nutritionals and the shareholders of NXT Shareholders, pursuant to which, we acquired all of the issued and outstanding common stock of NXT Nutritionals from the NXT Shareholders. In exchange, we issued to the NXT Shareholders 22,480,000 shares of our common stock, representing 63.06% of our outstanding shares of common stock (the “Share Exchange”).

Pursuant to the Share Exchange Agreement, Brian Renda resigned as our sole officer and director, and Francis McCarthy, Richard M. Jordan, Joshua Rosenbaum, Mark A. Giresi and Theodore Mandes, II were appointed to our board of directors on the Closing Date. Pursuant to a board resolution on the Closing Date and the Share Exchange Agreement, Francis McCarthy was appointed as our President and Chief Executive Officer, and David Briones was appointed as our Chief Financial Officer.

As a result of the closing of the Share Exchange, NXT Nutritionals became our wholly-owned subsidiary. Operating through NXT Nutritionals, we are engaged in developing and marketing of a proprietary, patent-pending, all–natural, healthy sweetener sold under the brand name SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for all of our products.  We also market and sell Healthy Dairy® which is enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™. Our mission is to provide consumers with unique, healthy, delicious products that promote a healthier lifestyle and combat obesity and diabetes.

Our initial focus will be to bring SUSTA™ to the retail marketplace nationwide, expand the Healthy Diary® product line from the east coast to nationwide reach, and eventually to expand the Healthy Dairy® to include product lines such as cup yogurt and ice cream.

Our current corporate structure is illustrated in the figure below:

PRODUCTS

SUSTA™ Natural Sweetener

SUSTA™ is an all natural, healthy sweetener that has minimal calories and low glycemic index.  It is a proprietary blend of inulin fiber, fructose, botanical extracts, natural flavors, vitamins, minerals, and probiotics that is patented in New Zealand and patent-pending in the U.S. and Canada.

SUSTA ™ is used in coffees, teas, other beverages, cereals, and any other food that requires a sweetener. SUSTA™ is targeted at individuals craving sweeteners but not the calories from sugar, and is a better option than sugar for people with diabetes because it has approximately one-half gram per serving of fructose and a glycemic index that is one-third of regular sugar.

SUSTA™ sweetens the taste of food without all of the side effects of sugars or chemicals, it also contains healthy probiotics consisting of 100 million bacillus coagulas spores per serving.  In addition, SUSTA ™ contains a vital dietary fiber and antioxidants and key cellular nutrients such as B-Vitamins, Chromium, and Fiber which lead to an increased metabolism by making insulin more effective through the direction of sugars to energy rather than fat, and steering sugar into energy metabolism. The Dietary Fiber in SUSTA ™ is soluble with over 1 gram per serving and the antioxidant sources are from nutrients consisting primarily of Vitamin-C, Mineral Selenium, Chromium, Cinnamon, Bitter Melon, Goji, and Grape Seed.  These nutrients provide a full spectrum of Flavanol and bioactive compounds at a 20:1 ratio of concentration. Lastly, SUSTA™ simultaneously supports a healthy heart, bones, and immune system by converting Fiber into short chain fatty acids which further accelerates the absorption of important minerals such as Zinc, Calcium, and Magnesium from food.

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

Healthy Dairy® Yogurt Smoothies

We have developed a line of SUSTA™ -enhanced, non-fat reduced-calorie yogurt smoothies which are marketed as Healthy Dairy®.  Healthy Dairy® which combines appealing packaging, the health benefits of SUSTATM, and great taste, is offered in 5 different flavors: strawberry, peach, mixed berry, tropical fruit, and strawberry-banana. Healthy Dairy® contains cultured pasteurized skim milk, real fruit, pure cane sugar, soluble fiber, tapioca starch, natural flavors, phytosterols (plant sterols), SUSTA™, antioxidant botanicals, and many beneficial vitamins totaling 170 calories per bottle. Healthy Dairy® contains SUSTA™ and important nutrients that promote health and wellness with outstanding taste and sweetness with significantly fewer calories than the Company’s key competitors.

Product Sales

Below is a breakdown of the sales for NXT Nutritionals for the 2009 and 2008 annual reporting periods and also the first quarter 2010 and 2009. The sales amounts are broken down by product, Healthy Dairy ("HD") and Susta for each period when applicable.

HD 2009 Sales:	$862,202.40
SUSTA 2009 Sales:	170 794.23
Total 2009 Sales:	$1,032,996.63

HD 2008 Sales:	$2,907,169.50

HD Q1 2010 Sales:	$45,176.40
SUSTA Q1 2010 Sales:	65,061.08
Total Q1 2010 Sales:	$110,237.48

HD Q1 2009 Sales:	$237,240.00

OPERATIONS

The Company operates as a sales and marketing company that out-sources the distribution and manufacturing of its products. Our officers and directors are seasoned veterans of the food and beverage industry that support and supervise an in house staff and a national broker system. We drive sales to the grocery system and create marketing programs to drive consumer trial and purchase. Additionally we have hired a public relations company to drive brand awareness.

Research and development is performed by contract with one of the Company’s founders Dr. Richard Kozenko and Vickie Babcock, a food technologist. The R & D team also performs quality control of the products for the Company.

Our internal staff performs the duties of accounts receivable and payable under the supervision of both the CEO and CFO. They also arrange for the purchase of raw materials and the production of product.

SUSTA Natural sweetener is blended and packaged by a contract packer Subco Foods, Inc., which operates three production facilities in the Mid West. The Healthy Dairy Smoothies are made at Noga Dairy, Inc. in Farmingdale New York.

Both SUSTA and Healthy Dairy are distributed by a group of distributors that include C&S Wholesale Grocers, Inc. (“C&S”), White Rose Food (“White Rose”), Bozzuto’s, Inc. (“Bozzuto’s”) and United Natural Foods, Inc. (“UNFI”).  The Company also sells direct to several grocery chains.

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

SUSTA™ Natural Sweetener

SUSTA™ is well-positioned to be a competitive natural alternative sweetener in the U.S. table top sweetener market. The rise in type-II diabetes and the epidemic proportion of obesity result in an increased market demand for minimal calorie, natural and healthy sweeteners. SUSTA™ is uniquely formulated to take advantage of this demand, and is targeted at individuals craving sweeteners but not the calories from sugar, and is a better option than sugar for people with diabetes because it has approximately one-half gram per serving of fructose and a glycemic index that is one-third of regular sugar. Our target demographics include:

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

•	And finally, SUSTA™ aimed at those that have active lifestyles and are wellness advocates who tend to be sports enthusiasts, such as runners, bikers, climbers, walkers, devoted exercisers.

Healthy Dairy® Yogurt Smoothies

Healthy Dairy®, now sold in thousands of stores in 14 states. The drinkable yogurt market is a 6% share ($221 Million) of the $3.5 Billion yogurt market that is growing annually by 5% in the U.S. and 10% globally leaving much room for sustainable growth. In addition, the Healthy Dairy® production line can be extended to launch new products such as Healthy Dairy® yogurt cups and Healthy Dairy® ice creams which will generate more market opportunities for the Company.

MARKETING STRATEGY

Our initial efforts are focused on launching SUSTA™ into the U.S. table top sweetener market, and targeted at the natural sweeteners segment that is less entrenched and has less formidable competitors. Brand awareness of SUSTA™ will be driven by an aggressive marketing and public relations campaign and a massive sampling program. Additionally, more traditional levers like advertising, trade incentives, price promotions, couponing, and demonstrations will be employed. Because of the health benefits of SUSTA™, especially for diabetics, we will partner with a number of health organizations, including the American Diabetes Association. Consumers will be able to buy SUSTA™ products online with a percentage of each sale allocated toward such charitable organization with whom we partner. We have engaged three high profile celebrities, including Shaquille O’Neal, Eddie George, and Blair Underwood, as our spokespersons who we anticipate will help drive awareness of SUSTA™ by appearing in commercials, making public appearances, heading our cause marketing campaign and appearing on popular television shows.

Because an increasing number of consumers are learning and searching for information on the internet rather than via traditional advertising on TV or in print media, we will take advantage of social networking sites to enhance SUSTA™ brand awareness. Health Forum and SUSTA™ recipes contests will be part of our on-line strategy.

We have also developed a medical advisory board consisting of Dr. Paul S. Auerbach and James R. Gavin III, MD, PhD whose mission is to advise us on scientific advances regarding our products as well as to communicate the health benefits of SUSTA™ to consumers.

DISTRIBUTION

SUSTA™ Natural Sweetener

We intend to capture market share in the mainstream grocery channel that we have already begun penetrating with our Healthy Dairy® over the last two years, with several thousand locations up and down the East Coast. Leading brokers in the country, including C&S, White Rose, Bozzuto’s and UNIF, have agreed to carry SUSTA™. Management believes that our established relationships with these groups, through existing Healthy Dairy® sales, will allow us to quickly scale up our marketing efforts with SUSTA.

Healthy Dairy® Yogurt Smoothies

Healthy Dairy® recognizes the importance of the distribution and selling functions to a sustainable business and therefore implemented the following actions:

•
Contracted distribution with C&S who has provided first-class warehousing & distribution services for over 85 years to many U.S. customers. With over 60 warehouse facilities throughout the United States, C&S serve some of the largest supermarket chains in the nation.  C&S ensures fair grocery prices for retailers and consumers by:

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
(Source: IRI – Information Resources International)

Although we compete against all of the products and companies listed, there are major differences between our SUSTA™ and the competitive field in the retail marketplace for alternative sweeteners. SUSTA™ is an all-natural, low calorie sweetener that contains a proprietary blend of probiotics with 100 million Lacto Bacillus Coagulas Spores per 2 gram serving.  SUSTA™ also contains botanical extracts including Cinnamon, Bitter Melon, Goji and Grape Seed which provide a full spectrum of Flavanol and bioactive compounds at a 20:1 ratio of concentration.  SUSTA™ also contains Dietary Soluble Fiber at over 1 gram per serving and antioxidant sources from nutrients such as Vitamin-C primarily with Mineral Selenium and Chromium that is unique in the retail marketplace today.

SUSTA™ as a nutritional sweetener aids in digestion and supports the immune system, is rich in fiber, nutrients, antioxidants and probiotics and is low glycemic. SUSTA™ is like a sugar-shield in the food we eat because the presence of fiber will create less fatty lipids and make blood sugar more stable. The name of fiber used in SUSTA™ is an oligofructose (OFS), or similar forms named as insulin FOS, or oligosaccharides. Recent studies have indicated that a high fructose diet has a pro-oxidant effect in rats compared with a starch-based diet and OFS has already been shown to decrease plasma lipids in rats. Feeding rats a diet supplemented with OFS lowered TG plasma concentrations and prevented TG accumulation induced by fructose in the liver. Dietary OFS also modified the kinetic absorption of dietary carbohydrate, leading to modifications in lipid and glucose concentrations. Thus, lower glucose and insulin concentrations may contribute to the reduction in hepatic fatty acid and TG synthesis and thus to the hypolipidemic effect of OFS.(Source: Oligofructose Protects again the Hypertriglyceridemic and Pro-oxidative Effects of a High Fructose Diet in Rats, The American Society for Nutritional Sciences J. Nutr., June 2003). SUSTA™ works with the body naturally to help tame and transform problem-making, fast absorbing sugars and carbohydrates, into slower absorbing, healthier protected energy because the fiber in SUSTA™ changes the nature of how sugar is metabolized in the liver by reducing levels of blood lipids as compared to controls. The SUSTA™ research funded by us in 2004 at University of Scranton and performed by Joe Vinson, Ph.D. from University of Scranton Department of Chemistry and Food Science, demonstrated key ratios of agent to sugar in modifying blood sugar under the delta curve and the rate of return to baseline blood sugar levels. The research was performed with six double blind cross-over, healthy fasted student objects, who consumed a 70g sugar loaded test beverage with 6 blood draws over three hours. Dr. Joe Vinson was not affiliated with us and University of Scranton Department of Chemistry and Food Science was a nationally respected research department in food science. The research demonstrated that there was average of 331/3% less area for blood glucose under the delta curve in a 70g sugar beverage with SUSTA™ agent at an 8:1 ratio of sugar to agent as compared to control. In production formula at a 3:1 sugar to fiber ratio, there was 88% less area blood glucose under the delta curve as compared to control, and return to baseline blood sugar occurred in 15 minutes as compared to 30 minutes for control, which suggests less time of circulating insulin to clear lingering elevated blood glucose. These findings are the basis of structuring SUSTA™ which is a 2g serving size, with a ratio of twice or more fiber to fructose.

In addition, the fiber in SUSTA™ influences gut hormones to reduce the release of gut glucagon which in turn modulates the release of glucagon which is designed to raise blood sugar. Intestinal hormones stimulate more than 50% of the insulin response after oral glucose administration. Short chain fatty acids stimulate mucosal adaptation and may alter proglucagon messenger RNA and release of the insulin secretagogue, glucagon-like peptide-1 (GLP-1). Sprague- Dawley rats ingested a fiber-free elemental diet or an elemental diet supplemented with 30% fiber providing similar energy and nutrients for 14 days. The cecal and colonic short chain fatty acids contents were significantly higher in the 30% fiber group. Ileal proglucagon messenger RNA levels were significantly higher in the 30% group vs. the 0% group (11.47 +/- 0.87 vs. 6.52 +/- 0.87 densitometer units), respectively. Similar trends were seen in the colon (13.36 +/- 1.0 vs. 10.90 +/- 0.77 densitometer units; P = 0.07). Plasma GLP-1, insulin, and C peptide levels 30 min postoral glucose were significantly higher in the 30% fiber group vs. the 0% group (19.8 +/- 1.2 vs. 15.4 +/- 1.2 pg/ml, 2.67 +/- 0.4 vs. 1.29 +/- 0.5 ng/ml, and 964.4 +/- 94.4 vs. 530.2 +/- 120.4 pM, respectively). Plasma glucose and glucagon did not differ between groups. A diet supplemented with fiber is able to significantly alter proglucagon gene expression and modulate GLP-1 and insulin secretion. These novel findings deepen our understanding of the beneficial role of fiber in improving glucose homeostasis. (Source: Dietary fiber modulates intestinal proglucagon messenger ribonucleic acid and postpradndial secretion of glucagon-like peptide-1 and insulin in rats, Endocrinology, Vol 1996).

SUSTA™ provides vital dietary fiber, antioxidants and key cellular nutrients that are needed for a smoother running, more calorie efficient metabolism. And importantly, SUSTA™ nutrition supports the health of the bones, heart, and immune system by converting fiber into short chain fatty acids which further accelerates the absorption of important minerals such as zinc, calcium, and magnesium from food. The gut bacteria will ferment the fiber provided by SUSTA™ into short chain fatty acids, the fermentation process not only helps to create healthy gut flora, thus calling the fiber a “prebiotic,” but in the process, creates a slightly acidic environment of organic acids in the gut that help facilitate the absorption process of dietary minerals related to the nutritional dynamics of bones and teeth. As mentioned above, soluble fiber, as OFS in SUSTA™, has a modulation effect on the de novo synethesis of triglycerides and cholesterol which are important markers in heart disease. In addition, SUSTA™, contains Vitamin C along with the key B-vitamins noted in enhancing of homocysteine control-folic acid, B12.B6, Homocysteine is a risk factor in a growing number of diseases including heart disease and various forms of bone diseases.

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

Healthy Dairy® Yogurt Smoothies

Healthy Dairy® contains plant sterols, which may reduce the risk of heart disease and help lower cholesterol when combined with a low saturated fat and cholesterol diet.

We  believe that today’s consumers who are concerned about living longer and healthier lives will increasingly switch to Healthy Dairy® as consumer awareness of our products increases upon the launch of our advertising, celebrity marketing and public relations campaigns. Our product has high nutritional content, no fat and is low in calories.

INTELLECTUAL PROPERTY

Patent

Following years of research and development, SUSTA™ has been developed into a proprietary formulation that is patented in New Zealand and patent-pending in United States and Canada. A patent for the formulation was granted in Australia but has subsequently lapsed.  The Company intends to pay the fee to have the patent reinstated in the near future.  The patent for SUSTA™ is held by NXT, LLC, a wholly owned subsidiary of NXT Nutritionals, Inc.

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

Additional objects and advantages of the invention will be apparent from the detailed description as follows:

DETAILED DESCRIPTION OF THE INVENTION AND THE PREFERRED EMBODIMENTS

The present invention provides a formulation having desirable properties built upon synergistic ingredients; maintaining low simple sugar levels; and slowing down the normally rapid absorption of simple sugars from the gut.  This objective best optimizes energy levels by thwarting the potential destabilizing effects on blood sugar and inulin response, by preferably utilizing a polysaccharide matrix of complex carbohydrates and soluble gum fibers.

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

Risks Relating to Our Business

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

We have a relatively limited operating history. Although we were incorporated on April 25, 2006. we did not begin operation in our current business until we entered into a Share Exchange Agreement with NXT Nutritionals and its shareholders on February 12, 2009. Such limited operating history and the unpredictability of the sweetener, and food and beverage industry makes it difficult for investors to evaluate our businesses and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As reflected in our audited financial statement for the period ended December 31, 2009, we generated a net loss of $23,952,894 during the year ended December 31, 2009, and as of that date, our current liabilities exceeded our current assets resulting in a working capital deficit of $1,535,693. In addition, we also had a stockholder’s deficit of $3,319,708 at December 31, 2009.   As a result, our independent auditor expressed substantial doubt as to our ability to continue as a going concern.

WE MAY NEED ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN. IF WE DO NOT OBTAIN ADDITIONAL FINANCING IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

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

There are no assurances that future funding will be available on favorable terms or at all. If additional funding of up to $5,000,000 is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives, or overhead expenditures to the extent necessary. The failure to fund our capital requirements could have a material adverse effect on our business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing could result in additional dilution to our stockholders and the incurrence of indebtedness would result in increased debt service obligations that could result in operating and financing covenants that would restrict our operations.

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

WE RELY ON THE SERVICES OF CERTAIN KEY PERSONNEL. IF WE FAIL TO KEEP THEM EMPLOYED IT MAY HAVE A MATERIAL ADVERSE EFFECT ON FULFILLING OUR BUSINESS PLAN.

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

WE RELY PRIMARILY ON THIRD-PARTY DISTRIBUTORS AND INDEPENDENT RETAILERS, AND THIS COULD NEGATIVELY AFFECT OUR ABILITY TO EFFICIENTLY AND PROFITABLY DISTRIBUTE AND MARKET OUR PRODUCTS, MAINTAIN OUR EXISTING MARKETS AND EXPAND OUR BUSINESS INTO OTHER GEOGRAPHIC MARKETS.

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

OUR FUTURE SUCCESS RELIES UPON SUSTA™, ALL-NATURAL, PATENT-PENDING, HEALTHY SWEETENER. THERE IS NO ASSURANCE THAT THESE PATENTS WILL BE GRANTED. EVEN IF THEY ARE GRANTED, THERE IS NO ASSURANCE THAT WE WILL HAVE THE RESOURCES TO ENFORCE THE PATENTS THROUGH LITIGATION OR OTHERWISE. THE LOSS OF EXCLUSIVE RIGHT TO SUSTAtm COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

 SUSTA™ is patent-pending in the United States and Canada. There can be no assurance any of these pending patents will be granted or, even if they are, that we will have the resources to enforce these patents through litigation or otherwise. In addition, patents granted by the United States Patent Office do not guarantee that competitors in overseas locations will not imitate our products, or patent similar products in other nations. The failure to obtain the patent to SUSTA™ may have a material adverse effect on our business operations.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS AND, IF IT IS NOT AVAILABLE WHEN WE NEED IT, WE MAY NEED TO REDUCE OUR PLANNED DEVELOPMENT AND MARKETING EFFORTS, WHICH MAY REDUCE OUR SALES REVENUES.

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 12 months. The development and marketing of new products and the expansion of distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital of up to $5,000,000. We cannot assure that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

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

Companies trading on the OTC Bulletin Board, such as NXT Nutritionals, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

INVESTMENT IN OUR COMPANY MAY BE SUBSJECT TO DILUTION CAUSED BY CONVERSION OF OUR OUTSTANDING CONVERTIBLE DEBENTURE AND/OR EXERCISE OF OUR OUTSTANDING SERIES A AND SERIES B WARRANTS.

In connection with a private offering closed on August 27, 2009, we issued a number of 3-year convertible debentures, representing an aggregate principal amount of $3,173,000, which are convertible into shares of our Common Stock at $0.40 per share at any time during the term of the convertible debentures, a number of Series A Warrants to purchase 100% of the underlying shares of Common Stock of the convertible debenture at an exercise price of $0.40 per share and a number of Series B Warrants to purchase 100% of the underlying shares of Common Stock of the convertible debenture at an exercise price of $0.60 per share. Upon conversion or exercise of the convertible debenture or the Series A and Series B Warrants, in whole or in part, your investment in the Company will be subject to significant dilution.

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

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of April 7, 2010, the closing sale price of our common stock was $0.52 per share and, therefore, it is designated a "penny stock." As a "penny stock," our Common Stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).

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

ITEM 3.      LEGAL PROCEEDINGS

We are not currently aware of any material pending or threatened legal proceedings against us.

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

Quarter Ended	High Bid ($)	Low Bid ($)
Third Quarter (from July 1, 2010 to August 12, 2010)	$0.17	0.20
Second Quarter ended June 30, 2010	0.57	0.15
First Quarter ended March 31, 2010	3.22	0.52
Fourth Quarter ended December 31, 2009	3.46	1.15
Third Quarter ended September 30, 2009	1.86	0.71
Second Quarter ended June 30, 2009	2.00	0.51
From March 11 to March 31, 2009	1.45	0.25

Holders

As of August 13, 2010, there were approximately 65 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K/A. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

OVERVIEW

Operating through NXT Nutritionals, we are engaged in developing and marketing of a proprietary, patent-pending, all–natural, healthy sweetener sold under the brand name SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for all of our products.  We also market and sell Healthy Dairy® which is enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™. Our mission is to provide consumers with unique, healthy, delicious products that promote a healthier lifestyle and combat obesity and diabetes.

We are focused on expanding the distribution of SUSTA™ to the retail marketplace nationwide, expanding the Healthy Diary® product line from the east coast to nationwide reach, and eventually expanding the Healthy Dairy® to include product lines such as cup yogurt and ice cream.  We will continue to seek additional distributors of our products to expand the access to our products to our end customers.

We have undertaken an aggressive marketing campaign and trial program.  Additionally, more traditional levers in the retail sales channel like advertising, trade incentives, price promotions, couponing, and demonstrations are being employed.  We are targeting consumer food and beverage companies to incorporate SUSTA™ into their products to provide a healthy alternative to sugar, artificial sweeteners and other natural sweeteners that do not provide the nutritional and health benefits of SUSTA™.  We also plan to continue to utilize our three high profile celebrity spokespersons, including Shaquille O’Neal, Eddie George, and Blair Underwood, to help drive awareness of SUSTA™ by appearing in commercials, making public appearances, heading our cause marketing campaign and appearing on popular television shows.

We have funded our operations to date on private placement offerings of our securities.  On August 27, 2009, we completed a private offering of an aggregate subscription amount of $3,173,000 through the issuance of investment units to certain accredited investors.  Each investment unit had a purchase price of $50,000 and consisted of (i) a three year Debentures in the amount of sixty five thousand dollars ($65,000) convertible into shares of our common stock at a conversion price of $.40 per share, (ii) five year Series A Warrants to purchase 100% of the common stock underlying the Debenture at an exercise price of $.40 per share, and (iii) five year Series B Warrants to purchase 100% of the common stock underlying the Debenture at an exercise price of $0.60 per share.

On February 26, 2010, we closed on a private placement offering by raising total gross proceeds of $5,667,743, through the sale of (i) 0% Original Issue Discount Senior Secured Convertible Notes convertible into shares of our common stock at a conversion price of $1.00 per share, and (ii) a number of five-year Warrants exercisable into a number of shares of common stock equal to 100% of the number of common shares underlying the Notes at an exercise price of $1.25 per share to certain accredited investors. The principal amount of each Note is 115% of the subscription proceeds received.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.

RESULTS OF OPERATIONS

The following table sets forth the summary income statement for the years ended December 31, 2009 and 2008:

	Year ended
	December 31, 2009 (As restated)	December 31, 2008 (As restated)
Sales - Net of slotting fees and discounts	$905,728	$2,265,851
Gross Profit (Loss)	$(63,624)	$391,855
General and Administrative Expenses	$6,906,598	$1,200,719
Interest Expense	$(1,016,718)	$(55,395)
Loss on Extinguishment of debt	$(15,603,501)	$-
Registration rights expense	$(362,453)	$-
Net Loss	$(23,952,894)	$(864,259)
Loss per Share - Basic and Diluted	$(0.68)	$(0.06)

For the years ended December 31, 2009 and 2008, the Company reported a net loss of $(23,952,894), or $(0.68) per share and a net loss of $(864,259) or $(0.06) per share, respectively. The increase in net loss between the years ended December 31, 2009 and 2008 was due to a decrease in Sales, net of slotting fees and discounts, in the amount of $1,360,123 coupled with an increase in general and administrative expenses of $5,705,879, an increase in interest expense of $961,323, and extinguishment of debt of $15,603,501.

Revenue: Sales decreased approximately 60% to $905,728 during the year ended December 31, 2009, down from $2,265,851 during the year ended December 31, 2008.  The decrease is primarily attributable to low sales from two of the Company’s major distributors, cumulatively accounting for over $730,000 of the fluctuation from the prior year. The single serve yogurt smoothie market has declined significantly  and the Company’s decline in sales reflects this decline as we had gross yogurt smoothie sales of approximately $2.9 million for the year ended December 31, 2008 as compared to approximately $0.9 million in gross yogurt smoothie sales for the year ended December 31, 2009. The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales (approximately $0.2 million) on the SUSTA product.

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

General and Administrative Expense: General and administrative expenses increased 475% during the year ended December 31, 2009, up to $6,906,598 from $1,200,719 during the year ended December 31, 2008.  The increase in general and administrative expenses is primarily attributable to a significant increase in professional and consulting fees associated with the Company complying with SEC reporting requirements, stock based compensation to consultants and celebrities endorsements. This increase is comprised of stock based compensation of $727,000 rewarded for consulting  services provided by third party consultants, and $750,000 to new Board members of the Company, an increase $292,000 for accounting and auditing services, an increase of $145,000 for legal services, and an approximate increase of $128,500 for services of a stock transfer agent and printing fees. The Company also issued stock based compensation to two celebrities for the use of their name and likeness during 2009, resulting in a significant expense of $2,720,000.

Other Income and Expenses: Other income and expenses increased by approximately $(16,927,277) to $(16,982,672) for the year ended December 31, 2009 as compared to $(55,395) for the year ended December 31, 2008. The increase is primarily attributable to the loss on extinguishment of ($15,603,501) recognized when bridge investors converted into the new offering which was closed on August 27, 2009, liquidated damages incurred ($362,453), to the interest on the Company’s notes to related parties, interest accrued on convertible notes, amortization of debt discount of the discounts incurred on the issuance of the convertible notes, and amortization of debt issuance costs incurred on the raise of convertible notes.

Provision for Income Taxes: Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The Company had no income tax provision for the years ended December 31, 2009 and 2008. There is approximately $19,208,000 of net operating loss carry-forwards, which expire in 2029. See Note 8 of the 2009 and 2008 consolidated financial statements for tables and a reconciliation of the provision for income taxes to the statutory federal rate (34%) for continuing operations.

Going Concern: As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(23,952,894) during the year ended December 31, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by $1,535,693. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

▪	Raising additional capital convertible note offerings

▪	Securing favorable raw material and manufacturing rates with our vendors

▪	Continuing to increase brand awareness for Healthy Dairy Yogurt Smoothies and the SUSTA Brand.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has already been successful in setting its plan in action and looks forward to further progress as the year progresses.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2009 compared to December 31, 2008.

	Year ended
	December 31, 2009 (As restated)	December 31, 2008 (As restated)	Increase/(Decrease)
Current Assets	$291,206	$582,925	$(291,719)
Current Liabilities	$1,826,899	$2,286,851	$(459,952)
Working Capital (Deficit)	$(1,535,693)	$(1,703,926)	$(168,233)

As of December 31, 2009, we had a working capital deficit of $1,535,693 as compared to a working capital deficit of $1,703,926 as December 31, 2008, a decrease of $168,233. The decrease is primarily a result of the Company incurring increased expenses for professional and consulting fees.  The Company’s sales have decreased by approximately $1,360,000 and the corresponding accounts receivable balance has decreased by $135,527. The decrease is also a result of a decrease in related party loans and convertible notes along with an decrease in cash of $205,744, an decrease in accounts receivable of $135,527, an increase in inventory of $82,552, and a decrease of prepaid expenses of $33,000.

Net cash used for operating activities for the years ended December 31, 2009 and 2008 was $(2,115,070) and $(837,546), respectively. The Net Loss for the years ended December 31, 2009 and 2008 was $(23,952,894) and $(864,259), respectively.

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

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Beneficial Conversion Features - For convertible debt issued in 2009, the convertible feature of the convertible notes (See Note 5 to our consolidated financial statements) indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt discount.

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

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
NXT Nutritionals Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NXT Nutritionals Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' deficit. and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these. consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we. engaged to perform, an audit of its internal control over financial reporting. Our audits included he consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $23,952,894 and net cash used in operations of $2,115,070 for the year ended December 31, 2009; and has a working capital deficit of $1,535,693, and a stockholders' deficit of $3,319,708 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3.

Berman & Company, P.A.
Boca Raton, Florida
March 30, 2010 except for Notes 2, 4(B), 5(A), 6 and 11, as to which the date is August 3, 2010

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

FINANCIAL TABLES

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2009 (As Restated)	December 31, 2008 (As Restated)
Assets

Assets:
Cash	$68,454	$274,198
Accounts receivable	72,642	208,169
Inventories	150,110	67,558
Other current assets	-	33,000
Total Current Assets	291,206	582,925

Debt Issuance Costs - net	46,590	-

Total Assets	$337,796	$582,925

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$607,695	$636,864
Loans payable - related parties	715,626	811,510
Loans payable - other	100,000	25,100
Convertible notes payable - net	-	800,000
Accrued interest payable - related parties	41,125	1,144
Accrued interest payable - convertible notes	-	12,233
Registration rights payable	362,453	-
Total Current Liabilities	1,826,899	2,286,851

Long-term loans payable - related parties	-	388,500
Convertible notes payable - net of debt discount	1,830,605	-
Accrued interest payable - related parties	-	21,342
Total Long-Term Liabilities	1,830,605	409,842

Total Liabilities	3,657,504	2,696,693

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
39,971,745 and 21,830,000 shares issued and outstanding	39,972	21,830
Additional paid in capital	24,657,084	1,928,273
Accumulated deficit	(28,016,765)	(4,063,871)
Total Stockholders' Deficit	(3,319,708)	(2,113,768)

Total Liabilities and Stockholders' Deficit	$337,796	$582,925

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations

	For the Years Ended December 31,
	2009 (As Restated)	2008 (As Restated)

Sales - net of slotting fees and discounts	$905,728	$2,265,851

Cost of sales	969,352	1,873,996

Gross profit (loss)	(63,624)	391,855

General and administrative expenses	6,906,598	1,200,719

Loss from operations	(6,970,222)	(808,864)

Interest expense	(1,016,718)	(55,395)

Loss on extinguishment of debt	(15,603,501)	-

Registration rights expense	(362,453)	-

Net loss	$(23,952,894)	$(864,259)

Net Loss per Common Share - Basic and Diluted	$(0.68)	$(0.06)

Weighted Average Number of Common Shares Outstanding	35,032,563	15,675,000

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008 (As restated)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2007	14,000,000	$14,000	$297,958	$(2,139,844)	$(1,827,885)

Member units - accrued dividends	-	-	-	(64,768)	(64,768)

Liquidation preference - redeemable equity	-	-	-	(995,000)	(995,000)

Contributed rent - related party	-	-	3,808	-	3,808

Issuance of shares for compensation	1,830,000	1,830	16,470	-	18,300

Recapitalization	-	-	1,556,035	-	1,556,035

Issuance of shares for consulting services	6,000,000	6,000	54,000	-	60,000

Net loss for the year ended December 31, 2008	-	-	-	(864,259)	(864,259)

Balance, December 31, 2008	21,830,000	21,830	1,928,273	(4,063,871)	(2,113,768)

Recapitalization	13,170,000	13,170	11,830	-	25,000

Stock based compensation	3,500,500	3,500	4,453,890	-	4,457,390

Conversion of accounts payable to common stock	56,200	56	70,194	-	70,250

Conversion of convertible notes	1,415,045	1,416	564,602	-	566,018

Stock purchase warrants issued for services	-	-	280,000	-	280,000

Beneficial conversion features	-	-	2,127,700	-	2,127,700

Extinguishment of convertible notes	-	-	15,220,595	-	15,220,595

Net loss for the year ended December 31, 2009	-	-	-	(23,952,894)	(23,952,894)

Balance, December 31, 2009	39,971,745	$39,972	$24,657,084	$(28,016,765)	$(3,319,708)

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

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(As Restated)

Note 1 Nature of Operations

NXT Nutritionals Holdings, Inc. ("Holdings”), (formerly known as Goldvale Resources, Inc.) is a Delaware corporation incorporated in 2006.  On February 12, 2009, Holdings acquired NXT Nutritionals, Inc. (the “Company”, or “NXT Nutritionals”) a Delaware corporation incorporated in 2008. See Note 4 for information regarding the reverse acquisition and recapitalization with a public shell corporation.

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
(As Restated)

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
(As Restated)
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
(As Restated)
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
(As Restated)

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

Earnings per share (As Restated)

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
(As Restated)

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
(As Restated)

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
(As Restated)

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

Pursuant to the merger, Holdings majority stockholder cancelled 20,000,000 shares of common stock and concurrently issued 22,480,000 shares of common stock to NXT Nutritionals, Inc. The 22,480,000 shares of common stock along with the 13,170,000 existing outstanding shares of common stock in Holdings were retrospectively restated on a pro-rata basis to all previous issuance of NXT Nutritionals, Inc.  Upon the closing of the reverse acquisition, NXT Nutritionals, Inc. stockholders held 63% of the issued and outstanding shares of common stock.

The recapitalization resulted in no assets or liabilities acquired.  The Company was forgiven a $25,000 note from Holdings which was included in additional-paid in capital upon recapitalization.

(B) Private Company  – Reverse Merger and Recapitalization (As Restated)

On October 31, 2008, the Company entered into a Share purchase agreement with NXT, LLC and Healthy Dairy, LLC.  One individual serves as president of these two entities. The Company issued NXT, LLC Unitholders and Heath Dairy Unitholders 14,000,000 shares of common stock, for 100% membership interests in NXT, LLC and Healthy Dairy, LLC. NXT, LLC had nominal operations.  Healthy Dairy Unitholders received 12,600,000shares of common stock (or 80% controlling ownership percentage)  and NXT, LLC Unitholders received 1,400,000 shares of common stock (or 9% ownership percentage).

This transaction was accounted for as a reverse acquisition. NXT Nutritionals. did not have any operations and majority-voting control was transferred to Healthy Dairy, LLC.  The transaction also requires a recapitalization of Healthy Dairy, LLC. Since Healthy Dairy, LLC acquired a controlling voting interest; it was deemed the accounting acquirer, while NXT Nutritionals. was deemed the legal acquirer. The historical financial statements of the Company are those of Healthy Dairy, LLC, and of the consolidated entities from October 31, 2008, the date of merger, and subsequent.  In order to account for the transaction, the Company retrospectively restated equity of Helathy Dairy, LLC which included a $1,556,035 charge to additional-paid in capital to account for the recapitalization from a member-owned LLC into a private C-corporation.  Also included in the $1,556,035 is minimal net equity of NXT, LLC and NXT Nutritionals as both of these entities had minimal assets and liabilities.

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
(As Restated)
The acquisition of NXT, LLC was of a development stage entity containing limited operations, and did not meet the definition of a business.  NXT, LLC contained the SUSTA license. However, only minimal royalty sales were recognized from Healthy Dairy, LLC since inception.  Healthy Dairy, LLC was the sole customer of NXT, LLC.

On October 31, 2008, the Company issued 6,000,000 shares of common stock to Healthy Brands, LLC an entity whose president is also the Company’s president. These shares were issued for consulting services rendered. The fair value of these shares was $60,000 ($0.01/share), based upon the fair value of the services provided.  Healthy Brands, LLC is owned by three parties, of which two were not related to the accounting acquirer.  The Third is the Chief Executive Officer of Healthy Dairy, LLC. The $0.01/share value was management’s best estimate of fair value at the time of issuance.  The consultants confirmed that they typically charge $60,000 for consulting services for this type of consulting work. As such, they were granted common stock equal to $60,000. At the time prior to the Company going public via reverse merger, these shares were not tradeable on an open market and an open market valuation is not equitable to these shares. The valuation of these shares is reasonable in light of the facts and circumstances described below.  As of October 31, 2008, the Company had a working capital deficit of approx $1.7M, an accumulated deficit of approx $2.1M, a net loss of approx $500K, and limited cash in our bank accounts.  We do not feel that with over 20M shares outstanding, our common stock was valued at that time for over $0.01 per share as we were in dire needs of financing. In further support, the Company’s per share value as quoted on the Over-the-Counter Bulletin Board has significantly declined during 2010, averaging approximately $0.20/share during the month of July 2010.

The Company also agreed to pay $600,000 to the unitholders of Healthy Dairy, LLC and NXT, LLC within 90 days from the close of the reverse acquisition with a public shell, and an additional $600,000 within 180 days post closing.

The second traunche of $600,000 is collateralized by 1,000,000 shares of common stock in the public company.

During 2009, the Company repaid $220,000 to unit holders associated with the October 31, 2008 share exchange agreement between NXT Nutritionals. and Healthy Dairy, LLC and NXT, LLC. The Company still has a balance due on this portion of approximately $392,000.

Note 5 Loans Payable Related Parties, Convertible Notes Payable, and Registration Rights Penalty

(A)	Loans Payable – Related Parties (As restated)

In December 2006 and March 2007, respectively, the Company received an aggregate $150,000 and $50,000 from related parties.  These advances, totaling $200,000, bore interest at 7.2% and were secured by all assets of the Company.  These advances were due on March 21, 2009. The Company repaid $400 during the year ended December 31, 2008.  The Company repaid the remaining $199,600 in March 2009.

On March 7, 2008, the Company entered into a loan agreement with a former related party to borrow an amount up to $388,500, of which $120,274 was advanced, with no stated terms during December 2007. An additional $268,226 was advanced during 2008. These loans bear interest at 6% with a default rate of interest of 12%.  The loans are secured by all assets of the Company.  These loans are due on March 7, 2010. The Company repaid $90,000 of these advances in May 2009, and an additional $90,000 was repaid in February 2010. On October 31, 2008, the related party waived the default provisions of this note.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(As Restated)

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
(As Restated)

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
(As Restated)
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
(As Restated)

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
(As Restated)

(E)	Debt Issuance Costs

In connection with raising convertible debt, the Company paid debt issue costs to a family member of the Chairman of the Board totaling $82,300.  During the year ended December 31, 2009, the Company amortized $35,710. The remaining $46,590 will be amortized during the period ended September 2012, based upon the term of the underlying debt.

Note 6 Stockholders Deficit and Redeemable Equity (As Restated)
(A)	Common Stock

On February 12, 2009, the Company issued 650,000 shares of common to members of the board of directors and outside consultants for services rendered, having a fair value of $6,500 ($0.01/share), based upon the value of the services rendered to the private company prior to the reverse acquisition (Healthy Brands, LLC services reference Note 4).

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
(As Restated)

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

On December 2, 2009, the Company entered into an agreement with a celebrity spokesperson.  In return for the ability to use the celebrity’s name and likeness, the Company agreed to issue the celebrity 3,000,000 shares of the Company’s common stock.  The shares vest over a period as follows: 1,000,000 shares on December 2, 2009, 1,000,000 shares each on December 31, 2011 and 2012.  On December 2, 2009, the Company issued the first 1,000,000 shares of common stock, having a fair value of $2,280,000 ($2.28/share) based upon the quoted closing trading price.

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
(As Restated)
The Company also agreed to issue equity compensation after the Company effects a reverse acquisition with a public shell company. The terms are (i) 250,000 shares of common stock, (ii) 250,000 five-year warrants at an exercise price of $0.60/share.

(E)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable - December 31, 2007	-	$-
Granted	2,000,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2008	2,000,000	$0.40
Exercisable - December 31, 2008	2,000,000	$0.40
Granted	22,894,281	$0.50
Exercised	-	$-
Forfeited/Cancelled	(2,987,500)	$0.40
Outstanding – December 31, 2009	21,906,781	$0.50
Exercisable – December 31, 2009	21,906,781	$0.50

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $0.60	21,906,781	4.34 years	$0.50	21,906,781	$0.50

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
(As Restated)

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
(As Restated)

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
(As Restated)
Note 10 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and March 31, 2010, the date the financial statements were issued.

(A)	Employment Contract

On January 26, 2010, the Company entered into an employment agreement with its Chief Operating Officer. The terms of the agreements are as follows:

·	3 year term
·	$20,000 monthly base salary of which 50% may be deferred until the termination of the contract or a change in control
·	Stock compensation which vests as follow:
i.	400,000 shares of the Company’s common stock, having a fair value of $444,000 ($1.11/share) vesting 40,000 shares per month in Year 1
ii.	500,000 shares of the Company’s common stock shall be granted on or before January 1, 2011, vesting fully on December 31, 2011
iii.	500,000 shares of the Company’s common stock shall be granted on or before January 1, 2012, vesting fully on December 31, 2012

(B)	Convertible Notes

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
(As Restated)

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

Note 11 Restatement

In response to comments made by the Securities and Exchange Commission, the Company analyzed the recapitalization as of February 12, 2009, the date the Company entered into a share exchange agreement with a public shell company. The Company determined that a restatement was necessary in order to properly recast share activity in accordance with FASB ASC paragraph 805-40-45-2(d).

As a result, the Company restated outstanding share balances as of December 31, 2007, December 31, 2008, and included a share total as of February 12, 2009 to reflect the shares outstanding of the legal parent as of the date of the transaction. The Company also restated earnings per share as of December 31, 2008 and December 31, 2009.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 12, 2009, we dismissed Gately & Associates, LLC ("Gately") as our independent registered public accounting firm following the change in control of the Company on the closing of the Share Exchange on February 12, 2009. The Company engaged Gately to audit its financial statements for the period from April 25, 2006 (inception) to December 31, 2007. The decision to change accountants was approved and ratified by the Company’s Board of Directors. The report of Gately on the financial statements of the Company for the period from April 25, 2006 (inception) ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle. Additionally, during period from the Company’s inception (April 25, 2006) to December 31, 2007, there were no disagreements with Gately on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

While Gately was engaged by the Company, there were no disagreements with Gately on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company, which disagreements if not resolved to the satisfaction of Gately would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for period from April 25, 2006 (inception) to December 31, 2007.

We engaged Berman & Company P.A. as the Company’s independent registered public accounting firm as of February 12, 2009.

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

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and positions of our new executive officers and directors as of August 13, 2010. Executive officers are elected annually by our board of directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

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

Medical Advisory Board

Dr. Paul S. Auerbach, Chairman

See Dr. Auerbach’s biography information above.

James R. Gavin III, MD, PhD

Dr. James R. Gavin is clinical professor of medicine at Emory University School of Medicine in Atlanta, Georgia, and Clinical Professor of Medicine at the Indiana University School of Medicine, Indianapolis, Indiana.  He currently serves as Chief Executive Officer and Chief Medical Officer of Healing Our Village, Inc.  Prior to this, he served as president and chief executive officer of MicroIslet, Inc., San Diego, California, from January 2006 to July, 2007, and was president of the Morehouse School of Medicine in Atlanta from 2002-2004. He served as senior scientific officer at the Howard Hughes Medical Institute (HHMI) from 1991 to 2002 and as director of the HHMI–National Institutes of Health Research Scholars Program from 2000 to 2002. Before joining the senior staff of HHMI, Dr Gavin was a professor and chief of the Diabetes Section, acting chief of the Section on Endocrinology, Metabolism, and Hypertension, and William K. Warren Professor for Diabetes Studies at the University of Oklahoma Health Sciences Center, Oklahoma City, Oklahoma. He previously served as an associate professor of medicine at Washington University School of Medicine in St. Louis, Missouri. Dr Gavin served as a lieutenant commander in the US Public Health Service from 1971 to 1973 and continues to serve as a reserve officer.

Dr Gavin belongs to a number of organizations, including the Institute of Medicine of the National Academy of Sciences, the American Diabetes Association (ADA), the American Association of Clinical Endocrinologists (AACE), the Endocrine Society, the American Society of Clinical Investigation, the American Association of Physicians, the Alpha Omega Alpha Medical Honor Society, the Sigma Pi Phi Leadership Fraternity, the 100 Black Men of Atlanta, and the Atlanta Rotary Club. He is a past president of the ADA and was voted Clinician of the Year in Diabetes by the ADA in 1991. He has served on many advisory boards and on the editorial boards of the American Journal of Physiology and the American Journal of Medical Sciences. He is on the board of trustees for Emory University, Livingstone College, and is Trustee Emeritus for the Robert Wood Johnson Foundation. In addition, he is national program director of the Harold Amos Faculty Development Program of the Robert Wood Johnson Foundation. Dr Gavin is Chairman Emeritus of the National Diabetes Education Program and a past member of the Board of Scientific Councilors for the Intramural Research Program of NIDDK at the NIH. He also serves as chairman of the Data Safety Monitoring Board for the VA Cooperative Diabetes Study (VADT).

Dr Gavin has published more than 200 articles and abstracts in such publications as Science, Journal of Applied Physiology, Diabetes, and the American Journal of Physiology. He is coauthor of two books: Healing Our Village: A Self-Care Guide for Diabetes Control (written with L. Coleman) and Dr. Gavin’s Health Guide for African Americans(written with S. Landrum). He hosted the “Powerpoint” health talk-radio show for public radio station WCLK, 91.9 FM, Atlanta from 2005-2006.

Among the many honors Dr Gavin has received are the Daniel Hale Williams Award, the E.E. Just Award, the Herbert Nickens Award, the Daniel Savage Memorial Award, the Emory University Medal for Distinguished Achievement, the Banting Medal for Distinguished Service from the ADA, the Distinguished Alumni Award from the Duke University School of Medicine, the F.C. Greenwood Award from the RCMI of NCRR at NIH and the Internist of the Year Award from the National Medical Association. He is also a recipient of the 2009 Living Legend in Diabetes Award from the American Association of Diabetes Educators.

Dr Gavin graduated from Livingstone College in Salisbury, North Carolina, with a degree in chemistry.  He earned his PhD in biochemistry from Emory University and his MD from Duke University School of Medicine, Durham, North Carolina. He completed his internship, residency and clinical fellowship training at Barnes Hospital of Washington University in St. Louis.

Employment Agreements

Employment Agreement with Mr. Giresi

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

In addition, pursuant to the employment agreement we agree to grant Mr. Giresi restricted stock awards (the “Stock Awards”) as follows:

(i) During the first year of Mr. Giresi’s initial employment term, we shall grant him on or before February 28, 2010 (A) 400,000 shares of our Common Stock of which 40,000 shall fully vest on July 1, 2010 and an additional 40,000 shares shall fully vest on the first day of each calendar month thereafter; (B) 500,000 shares of our Common Stock, of which 40,000 shall fully vest on May 1, 2011; an additional 40,000 shares shall vest on each of June 1, August 1, September 1, October 1, 2011; and the remaining 220,000 shares shall fully vest on December 1, 2011.

(ii) During the second year of the initial employment term, we shall grant Mr. Giresi on or before January 1, 2011 500,000 shares of Common Stock which shall fully vest on December 31, 2011.

(iii) During the third year of the initial employment, we shall grant Mr. Giresi on or about January 1, 2012 500,000 shares of Common Stock which shall fully vest on December 31, 2012.

Prior to December 1, 2011, the Stock Awards granted to Mr. Giresi shall be subject to a resale restriction as follows: (A) no more than 40,000 shares of the Stock Awards may be sold in any one month period and (B) no more than 10,000 shares of the Stock Award may be sold on any day during the Employment Term.  After that date, there will be no resale restriction imposed on Executive.  In the event of a change of control of the Company, this resale restriction shall no longer be in effect.

In addition to the Stock Awards, we shall also be eligible to participate in and to receive annual stock options pursuant to our Equity Incentive Plan in such amount as determined by the Board at a level commensurate with the Mr. Giresi’s position with us.

A copy of the employment agreement was filed as exhibit to a Form 8-K on January 27, 2010 and is incorporated herein by reference.

Employment Agreement with Francis McCarthy

On February 12, 2009, we entered into a three year employment agreement with Francis McCarthy such that he will serve as our President and Chief Executive Officer.  The employment agreement provides for an annual salary of $120,000, and bonuses as approved by the board of directors.  A copy of the employment agreement was filed as exhibit to a Form 8-K on February 12, 2009 and is incorporated herein by reference.

Employment Agreement with David Briones

On February 12, 2009, we entered into a two year employment agreement with David Briones such that he will serve as our Chief Financial Officer.  The Company also has a consulting agreement with Bartolomei Pucciarelli, LLC, a related party to Mr. Briones, to provide accounting and tax services pursuant to which Mr. Briones will receive a total of 200,000 of our common shares over a two year time period.  A copy of the employment agreement was filed on a Form 8-K on February 12, 2009 and is incorporated herein by reference.

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

The Audit Committee

Members: David Deno and Mark Giresi

We have a separately-designated standing audit committee established as contemplated by Section 10A of the Exchange Act. The board of directors has determined that Mr. Deno is an “audit committee financial expert”, as that term is defined by the SEC in Item 407(d) of Regulation S-K. Stockholders should understand that this designation is an SEC disclosure requirement relating to Mr. Deno’s experience and understanding of certain accounting and auditing matters, which the SEC has stated does not impose on the director so designated any additional duty, obligation or liability than otherwise is imposed generally by virtue of serving on the audit committee and/or the board of directors. The audit committee’s responsibilities include, among other things, (i) assisting the board of directors in its oversight of our compliance with all applicable laws and regulations, which includes oversight of the quality and integrity of our financial reporting, internal controls, and audit functions, and (ii) direct and sole responsibility for the appointment, retention, compensation, and monitoring of the performance of our independent registered public accounting firm.

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

ITEM 11.         EXECUTIVE COMPENSATION

The following table shows for the periods indicated, compensation awarded to or paid to, or earned by, our officer and director.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Francis McCarthy,	2009	$121,250	-	-	-	-	-	$18,000	$139,250
President, CEO	2008	30,423	—	610,000(1)	—	—	—	—	$36,523

David Briones,	2009	$-	-	-	-	-	-	-	$-
CFO (2)	2008	-	-	-	-	-	-	-	$-

(1)	On August 18, 2008, we issued 610,000 shares of our common stock valued at $.01 per share to each of the above mentioned officers and directors as compensation for founder services.
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

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2009 by members of board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Deno	0	-	-	-	-	345,000(1)	345,000

Ann McBrien	0	-	-	-	-	400,000(2)	400,000

		-	-	-	-
Paul S. Auerbach	0	-	-	-	-	225,000(3)	225,000

		-	-	-	-
Francis McCarthy	0	-	-	-	-	0	0

		-	-	-	-
Mark Giresi	0	-	-	-	-	2,500(4)	2,500

		-	-	-	-
Theodore Mandes, II,	0	-	-	-	-	2,500(5)	2,500

		-	-	-	-
Richard M. Jordan	0	-	-	-	-	0	0

(1)
On August 30, 2009, we entered into a director agreement with David Deno, pursuant to which we agreed to grant a total of 250,000 shares of our common stock for services rendered upon the execution of the agreement. On August 31, 2009, the close price of our common stock was $1.38.  A copy of the director agreement is attached hereto as Exhibit 10.1.

(2)
On October 19, 2009, we entered into a director agreement with Ann McBrien, pursuant to which we agreed to grant a total of 250,000 shares of our common stock for services rendered upon the execution of the agreement, On October 19, 2009, the close price of our common stock was $1.60. A copy of the director agreement is attached hereto as Exhibit 10.2.

(3)
On June 30, 2009, we entered into a director agreement with Paul S. Auerbach, pursuant to which we agreed to grant a total of 250,000 shares of our common stock for services rendered upon the execution of the agreement. On June 30, 2009, the close price of our common stock was $0.90. A copy of the director agreement is attached hereto as Exhibit 10.3.

(4)	On February 12, 2009, we issued 250,000 shares of common stock with a fair value of $0.01 per share to Mr. Mark Giresi as compensation for services rendered,
(5)	On February 12, 2009, we issued 250,000 shares of common stock with a fair value of $0,01 per share to Mr. Theodore Mandes, II, as compensation for services rendered.

We do not currently have an established policy to provide compensation to members of our Board of Directors for services rendered in that capacity.  We plan to develop such a policy in the near future.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of  August 13, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.  As of August 13, 2010, there were 45,131,068 shares of common stock issued and outstanding.

Name	Number of Shares Beneficially Owned (1)	Percent of Shares (2)
Francis McCarthy, President, CEO and Director (2)	4,136,000*	9.16%
David Briones, CFO (2)	0	0.00%
Richard M. Jordan, Director (2)	250,000*	0.55%
David Deno, Director	975,000(3)	2.11%
Mark A. Giresi, Chief Operating Officer and Director (2)	1,008,750(4)	2.22%
Dr. Paul S. Auerbach, Director	243,750(5)	0.54%
Theodore Mandes, II, Director (2)	1,065,000*	2.36%
Ann McBrien, Director	0	0.00%
Officers and Directors as a Group (8)	7,678,500	16.48%

* Subject to a Lock-Up Agreement dated February 12, 2009, pursuant to which the stockholders have agreed not to sell or otherwise dispose of their shares of our Common Stock for a period of 18 months from the close of the Share Exchange Agreement on February 12, 2009.

(1)
A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 16, 2010.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 16, 2010 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3)
Includes 325,000 shares of Common Stock underlying the convertible debenture, 325,000 shares of Common Stock underlying the Series A Warrant, and 325,000 shares of Common Stock underlying the Series B Warrant, issued to Mr. Deno in the private placement closed on August 27, 2009.

(4)
Includes 81,250 shares of Common Stock underlying the convertible debenture, 81,250 shares of Common Stock underlying the Series A Warrant, and 81,250 shares of Common Stock underlying the Series B Warrant, issued to Mr. Giresi in the private placement closed on August 27, 2009.  The remaining 765,000 shares are subject to the Lock-Up Agreement dated February 12, 2009, pursuant to which Mr. Giresi agreed not to sell the shares for a period of 18 months from the close of the Share Exchange Agreement dated February 12, 2009.

(5)
Includes 81,250 shares of Common Stock underlying the convertible debenture, 81,250 shares of Common Stock underlying the Series A Warrant, and 81,250 shares of Common Stock underlying the Series B Warrant, issued to Mr. Auerbach in the private placement closed on August 27, 2009.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 26, 2010, with the majority written consent of our board of directors, we entered into an employment agreement with Mark A. Giresi, pursuant to which Mr. Giresi was appointed as our Chief Operating Officer.  As the date hereof, Mr. Giresi also serves on our board of directors. A copy of the employment agreement was filed as an exhibit to a Form 8-K filed with the SEC on January 27, 2010 and is incorporated herein by reference.

In December 2009, Mark Giresi, a Director loaned the Company $25,000. The loan bore no interest, was not secured and was due on demand. The Company repaid the $25,000 in February 2010.

On August 30, 2009, we entered into a director agreement with David Deno, pursuant to which we granted a total of 250,000 shares of our common stock for services rendered upon the execution of the agreement at par value $0.001 per share.

On October 19, 2009, we entered into a director agreement with Ann McBrien, pursuant to which we granted a total of 250,000 shares of our common stock for services rendered upon the execution of the agreement at par value $0.001 per share,

On June 30, 2009, we entered into a director agreement with Paul S. Auerbach, pursuant to which we granted a total of 250,000 shares of our common stock for services rendered upon the execution of the agreement at par value $0.001 per share.

On February 12, 2009, we issued 250,000 shares of common stock to Mr. Mark Giresi as compensation for services rendered.

On February 12, 2009, we issued 250,000 shares of common stock to Mr. Theodore Mandes, II, as compensation for services rendered.

On March 7, 2008, the Company entered into a loan agreement with Ed Tubel, a former related party to borrow an amount up to $388,500, of which $120,274 was advanced, with no stated terms during December 2007. An additional $268,226 was advanced during 2008. These loans bear interest at 6% with a default rate of interest of 12%.  The loans are secured by all assets of the Company.  These loans are due on March 7, 2010. The Company repaid $90,000 of these advances in May 2009, and an additional $90,000 was repaid in February 2010.  The remaining balance of is currently in default.

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

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document
10.1	Director’s Agreement between NXT Nutritionals Holdings, Inc. and David Deno. *

10.2	Director’s Agreement between NXT Nutritionals Holdings, Inc. and Ann McBrien. *

10.3	Director’s Agreement between NXT Nutritionals Holdings, Inc. and Paul S. Auerbach. *

10.4	Consulting Agreement between NXT Nutritional Holdings, Inc. and Bartolomei Pucciarelli, LL

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *Attached as Exhibits 10.15, 10.16 and 10.17 to the Amendment No.2 to the Registration Statement on Form S-1 filed on August 4, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXT Nutritionals Holdings, Inc.
Date: August 13, 2010	By:	/s/ Francis McCarthy
Name: Francis McCarthy
Title: President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ David Briones
Name: David Briones
Title: Chief Financial Officer, Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on August 13, 2010.

Name	Title	Date

/s/ Francis McCarthy	Director, President, Secretary and Chief Executive Officer	August 13, 2010
/s/ David Briones	Chief Financial Officer	August 13, 2010
/s/ Richard M. Jordan	Director, Executive Vice President, General Manager	August 13, 2010
/s/ Mark A. Giresi	Director and Chief Operating Officer	August 13, 2010
/s/ Theodore Mandes, II	Director	August 13, 2010
/s/ David Deno	Director	August 13, 2010
/s/ Dr. Paul S. Auerbach	Director	August 13, 2010
/s/ Ann McBrien	Director	August 13, 2010