Form 10-Q
period 2010-06-30
NXT Nutritionals Holdings, Inc.
filed 2010-08-13
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010: 46,192,068 shares of common stock.

NXT NUTRITIONALS HOLDINGS, INC.
FORM 10-Q
June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T.	Control and Procedures	25

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	(Removed and Reserved)	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURE		28

 Item 1. Financial Information

NXT NUTRITIONALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Page(s)

Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 –	1

Consolidated Statements of Operations Three and Six Months Ended June 30, 2010 and 2009 (unaudited) (restated)–	2

Consolidated Statements of Cash Flows Six Months Ended June 30, 2010 and 2009 (unaudited) –	3

Notes to Consolidated Financial Statements (unaudited)	4-19

                                                                         NXT Nutritionals Holdings, Inc. and Subsidiaries
                                                                           Consolidated Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Assets:
Cash and cash equivalents	$3,430,137	$68,454
Accounts receivable	45,372	72,642
Inventories	368,988	150,110
Total Current Assets	3,844,497	291,206

Debt Issuance Costs - net	556,052	46,590

Total Assets	$4,400,549	$337,796

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$621,775	$607,695
Loans payable - related parties	600,626	715,626
Loans payable - other	—	100,000
Accrued interest payable - related parties	50,006	41,125
Registration rights payable	390,792	362,453
Derivative liabilities	1,894,613	—
Total Current Liabilities	3,557,812	1,826,899

Convertible notes payable - net of debt discount	3,156,967	1,830,605
Total Long-Term Liabilities	3,156,967	1,830,605

Total Liabilities	6,714,779	3,657,504

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 46,162,068 and 39,971,745 shares issued and outstanding	46,162	39,972
Additional paid in capital	26,558,134	24,657,084
Accumulated deficit	(28,918,526)	(28,016,765)
Total Stockholders' Deficit	(2,314,230)	(3,319,708)

Total Liabilities and Stockholders' Deficit	$4,400,549	$337,796

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 (As Restated)	2010	2009 (As Restated)

Sales - net of slotting fees and discounts	$49,057	$247,891	$157,791	$450,801

Cost of sales	35,957	188,053	156,681	434,658

Gross profit	13,100	59,838	1,110	16,143

General and administrative expenses	582,071	625,353	1,431,841	2,103,159

Loss from operations	(568,971)	(565,515)	(1,430,731)	(2,087,016)

Other Income (Expenses)
Interest expense	(1,585,150)	(227,869)	(3,218,580)	(308,579)
Interest income	2,759	—	2,759	—
Loss on extinguishment of debt	—	(1,007,371)	—	(1,007,371)
Derivative expense	—	—	(8,590,802)	—
Change in fair market value of derivative liability	4,487,928	—	12,363,932	—
Registration rights expense	—	—	(28,339)	—

Total Other Income (Expenses)	2,905,537	(1,235,240)	528,970	(1,315,950)

Net income/(loss)	$2,336,566	$(1,800,755)	$(901,761)	$(3,402,966)

Net Income/(Loss) per Common Share
Basic	$0.05	$(0.05)	$(0.02)	$(0.10)
Diluted	$(0.02)	$(0.05)	$(0.02)	$(0.10)

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(901,761)	$(3,402,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	217,525	13,301
Amortization of debt discount	2,990,612	225,780
Stock based compensation	243,030	663,139
Warrants issued as consulting fee	—	280,000
Derivative expense	8,590,802	—
Change in fair value of derivative liability	(12,363,932)	—
Registration rights expense	28,339	—
Loss on extinguishment of debt	—	1,007,371
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	27,271	59,975
Prepaid expenses	—	33,000
Inventory	(218,878)	(258,365)
Increase (Decrease) in:
Accounts payable and accrued expenses	14,039	(71,410)
Accrued interest payable - related parties	8,881	9,536
Accrued interest payable - convertible notes	—	50,667
Net Cash Used in Operating Activities	(1,364,072)	(1,389,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	5,667,743	2,130,000
Debt issuance costs paid in cash	(726,988)	(66,750)
Payment on loans - related parties	(215,000)	(509,373)
Payments on convertible notes	—	(200,000)
Net Cash Provided By Financing Activities	4,725,755	1,353,877

Net Increase (Decrease) in Cash and Cash Equivalents	3,361,683	(36,095)

Cash and Cash Equivalents - Beginning of Period	68,454	274,198

Cash and Cash Equivalents - End of Period	$3,430,137	$238,103

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$—	$—
Interest	$—	$8,263

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$5,667,743	$—
Beneficial conversion feature on convertible notes	$—	$1,685,000
Original issue discount	$850,201	$—
Conversion of note payable in recapitalization	$—	$25,000
Conversion of convertible note payable to common stock	$1,664,210	$—

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that may affect the amounts reported in its consolidated financial statements and accompanying notes.  Actual results may differ from these estimates under different assumptions or conditions.

The financial information as of December 31, 2009 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 and 2008, as presented in the Company’s Annual Report on Form 10-K. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2010.

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of share-based payments, fair value of derivative liabilities, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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
June 30, 2010
(unaudited)

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the grocery industry, (ii) general economic conditions in the various local markets in which the Company competes, including the general downturn in the economy, (iii) the volatility of prices pertaining to food and beverages in connection with the Company’s distribution of product, and (iv) effective use of slotting fees paid as well as advertising. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2010 and December 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor. As of June 30, 2010 the Company had monies in bank accounts which exceeded the federally insured limits by $2,952,167.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	June 30, 2010	December 31, 2009
Work in process	$255,552	$90,594
Finished goods	113,436	59,516
	$368,988	$150,110

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
June 30, 2010
(unaudited)

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

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. At June 30, 2010 and December 31, 2009, respectively, the Company had derivative liabilities in the amounts of $1,894,613 and $0, respectively.

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

Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.  As of June 30, 2010 and December 31, 2009, the Company had no reserves.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues.  During the three months ended June 30, 2010 and 2009, the Company recorded slotting fees and discounts of $9,544 and $24,621. During the six months ended June 30, 2010 and 2009, the Company recorded slotting fees and discounts of $10,958 and $58,737.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s yogurt smoothie products and the all-natural sweetener SUSTA®.  Costs include product development, freight, packaging and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Three Months June 30, 2010	Three Months June 30, 2009	Six Months June 30, 2010	Six Months June 30, 2009
$219,787	$214,640	$324,645	$372,622

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
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

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computations of basic and diluted net income/(loss) attributable to common share are as follows:

	3 Months Ended
	6/30/10		6/30/09
	Income/(Loss)	Shares(a)	Income/(Loss)	Shares(a)
Net income/(loss)	$2,336,566		$(1,800,755)

Basic net income/(loss) per common share	$0.05	45,973,194	$(0.05)	36,200,275

Net income/(loss)	$2,336,566	45,973,194	$(1,800,755)	36,200,275
Dilutive securities:
Convertible notes	(4,190,218)	11,520,764	–	8,060,250
Warrants	-	26,253,578	–	14,195,500

Diluted net loss	$(1,853,652)	83,747,536	$(1,800,755)	58,456,025

Diluted net loss per common share	$(0.02)		$(0.05)

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

	6 Months Ended
	6/30/10		6/30/09
	Loss	Shares(a)	Loss	Shares(a)
Net loss	$(901,761)		$(3,402,966)

Basic net loss per common share	$(0.02)	44,347,519	$(0.10)	32,664,724

Net loss	$(901,761)	44,347,519	$(3,402,966)	32,664,724
Dilutive securities:
Convertible notes		11,520,764	–	8,060,250
Warrants		26,253,578	–	14,195,500

Diluted net loss	$(901,761)	82,121,861	$(3,402,966)	54,920,474

Diluted net loss per share	$(0.02)		$(0.10)

(a)	Weighted-average common shares outstanding.

For the three months ended June 30, 2010, the adjustments to net income/(loss) are based on the add back of amortization of the original issue discount on the convertible notes of $297,710 as well as the reduction for the current period change in fair market value of the derivative liability of $(4,487,928).

The Company had the following potential common stock equivalents at June 30, 2010:

Convertible debt – face amount of $2,001,128, conversion price of $0.40	5,002,820
Convertible debt – face amount of $6,517,904, conversion price of $1.00	6,517,944
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	19,735,634
Common stock warrants, conversion price of $1.25 (Series “C”)	6,517,944
Total common stock equivalents	37,774,342

The Company had the following potential common stock equivalents at June 30, 2009:

Convertible debt – face amount of $3,224,100, conversion price of $0.40	8,060,250
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	14,195,500
Total common stock equivalents	22,255,750

Since the Company reflected a net loss for the six months ended June 30, 2010 and 2009 and also the three months ended June 30, 2009, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. For the three months ended June 30, 2010, the Company reflected net income; however, when the components of the conversion of notes are considered, a net loss is computed.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820,

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

“Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

Note 3 Going Concern and Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $901,761 and net cash used in operations of $1,364,072 for the six months ended June 30, 2010; and has a working capital surplus of $286,685 and a stockholders’ deficit of $2,314,230.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash and cash equivalants along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The Company believes that the utilization of its unique ingredient “SUSTA” will allow new product development that will provide future positive cash flows, however, sales to date have been nominal.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Loans Payable Related Parties, Convertible Notes Payable, and Registration Rights Penalty

(A)	Private Company – Reverse Merger and Recapitalization

On October 31, 2008, the Company entered into a Share purchase agreement with NXT, LLC and Healthy Dairy, LLC.  One individual serves as president of these two entities. The Company issued NXT, LLC Unitholders and Heath Dairy Unitholders 14,000,000 shares of common stock, for 100% membership interests in NXT, LLC and Healthy Dairy, LLC. NXT, LLC had nominal operations.

According to the agreement, the Company also agreed to pay $600,000 to the unitholders of Healthy Dairy, LLC and NXT, LLC within 90 days from the close of the reverse acquisition with a public shell, and an additional $600,000 within 180 days post closing.

During 2009, the Company repaid $220,000 to unit holders associated with the October 31, 2008 share exchange agreement between NXT, Inc. and Healthy Dairy, LLC and NXT, LLC. The Company still has a balance due on this portion of approximately $392,000.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(B)	Loans Payable – Related Parties

On March 7, 2008, the Company entered into a loan agreement with a former related party to borrow an amount up to $388,500, of which $120,274 was advanced, with no stated terms, during December 2007. An additional $268,226 was advanced during 2008. These loans bear interest at 6% with a default rate of interest of 12%.  The loans are secured by all assets of the Company.  These loans were due on March 7, 2010. The Company repaid $90,000 of these advances in May 2009, and an additional $90,000 was repaid in February 2010.  On October 31, 2008, the default provisions were waived.
.
In December 2009, a Director loaned the Company $25,000.  The loan bore no interest, was not secured and was due on demand.  The Company repaid the $25,000 during February 2010.

The following is a summary of loans payable – related parties:

Balance – December 31, 2008	$1,200,010
Advances	25,000
Repayments	(509,384)
Balance – December 31, 2009	715,626
Repayments	(115,000)
Balance – June 30, 2010	$600,626

(C)	Loans Payable – Other

On December 30, 2009, the Company issued a $100,000 unsecured promissory note to a third party.  The note bore 10% interest and was repaid in February 2010.

(D)	2010 Original Issue Discount Senior Secured Convertible Note Offering

On February 26, 2010, the Company completed a secured convertible notes and warrants offerings.  The notes mature 15 months after the original issue date.  The principal of the notes was $6,517,944 with an original issue discount of $850,201. The gross proceeds raised were $5,667,743, of which the Company received approximately $4,940,755 in net proceeds. The Company paid $726,988 in debt issuance costs. The Notes contained the following features:

i.	Conversion Price: $1.00
ii.
Registration rights – the Company is required to file a registration statement within 30 days of the close of the offering.  If the Company fails to file such registration statement, the Company will incur liquidated damages of 0.5% of the aggregate amount raised in the offering.  The maximum liquidated damages are capped at 6.0% of the aggregate amount raised in the offering.

iii.	Original issue discount- 15% over the 15 month maturity of the notes.
iv.
Full ratchet provision – The notes contain a provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

The Company also issued the note holders one stock purchase warrant with a maturity of 5 years and a $1.25 exercise price.  The stock purchase warrants contain cashless exercise provisions.  The Company issued a total of 6,517,944 stock purchase warrants in this offering.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

The Company measured the fair value of the derivative liabilities using a Black-Scholes valuation model.

The fair value of the derivative liabilities are summarized as follow:
Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Original Issue Discount Senior Secured Convertible Note Offering	$14,258,545
Mark to market adjustments for the six months ended June 30, 2010:	(12,363,932)
Derivative liability balance at June 30, 2010	$1,894,613

The Company recorded the fair value of the derivative liabilities to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded a derivative expense at issuance in the amount of $8,590,802.

The fair value of the derivative liabilities at issuance was based upon the following management assumptions:

Exercise price	$1.00 - $1.25
Expected dividends	0%
Expected volatility	200%
Expected term: conversion feature	1.25 years
Expected term: warrants	5 years
Risk free interest rate	0.35% - 2.3%

Mark to Market

At June 30, 2010, the Company remeasured the derivative liabilities, and recorded a fair value adjustment of $4,487,927.  The following management assumptions were considered:

Exercise price	$1.00 - $1.25
Expected dividends	0%
Expected volatility	200%
Risk fee interest rate	0.32 – 1.79%
Expected life of conversion features	0.88 – 0.90 years
Expected life of Series C Warrants	4.64 – 4.66 years

(E)	Convertible Debt, Warrants and Extinguishment Accounting

1.	2008 Convertible Debt
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
June 30, 2010
(unaudited)

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
a.
Any debt, plus accrued interest would be converted at 130%.  The premium is 30%, which includes 3 years of simple interest at 10%, this is an original issue discount that is amortized over the life of the debt

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

ii.	Conversion price is $0.40 for Series “A” and $0.60 for Series “B”.
iii.	Expiration of 5 years
e.	The new offering has no stated interest, and no debt discount was computed since no proceeds were raised.

5.	Mandatory Conversions (see Note 4(E)(1)(A) above)
a.	On August 27, 2009, the 2008 debt and 2009 debt #1 were converted into a new offering since the Company raised the minimum $2,000,000.
b.	Principal of $1,195,000 and accrued interest of $81,890, totaling $1,276,890, and was converted into:
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
c.
On August 10, 2009, a convertible note holder converted principal in the amount of $204,100 into 510,250 shares of the Company’s common stock at a conversion rate of $0.40. On September 23, 2009, a convertible note holder converted principal in the amount of $30,000 into 75,000 shares of the Company’s common stock at a conversion rate of $0.40.  On August 10, 2009, a convertible note holder partially converted principal and interest in the amount of $331,918 into 829,795 shares of the Company’s common stock at a conversion rate of $0.40.

d.	During the six months ended June 30, 2010, 15 note holders converted principal in the amount of $1,664,210 into 4,677,145 shares of the Company’s common stock at a conversion rate of $0.40.
.
7.	Debt discount associated with 2009 debt #2

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

The Company recorded a beneficial conversion feature in connection with the issuance of these notes in the amount of $2,131,000 and recorded an original issue discount of $590,400.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(F)	Registration Rights Penalty

In connection with the issuance of the 2010 Convertible Debt, all convertible note holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 6% of the total offering price for all debt proceeds raised.  The Company was required to file an S-1 registration statement 30 days after the offering closed.  The closing date of the offering was February 26, 2010; therefore the 30th day was March 28, 2010.

The Company filed a registration on Form S-1 with the Securities Exchange Commission on April 21, 2010.  The Company has accrued for the liquidated damages as follows:

Balance as of December 31, 2009		$362,453

Gross proceeds raised	$5,667,743

Penalty	0.50%
Add: Current year damages		28,339
Balance as of June 30, 2010		$390,792

(G)	Debt Issuance Costs

In connection with raising convertible debt during the six months ended June 30, 2010, the Company paid debt issue costs to placement agent, escrow incurred legal fees in the amount of $726,988.  During the six months ended June 30, 2010, the Company amortized $205,607. The remaining $521,381 will be amortized over the remaining maturity of the debt.

In connection with raising convertible debt, the Company paid debt issue costs to a family member of the Chairman of the Board totaling $82,300.  During the six months ended June 30, 2010, the Company amortized $11,918. The Company amortized $35,710 during the year ended December 31, 2009.  The remaining $34,672 will be amortized over the remaining maturity of the debt.

Note 5 Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2010, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2010
Derivative Liabilities	$-	$1,894,613	$-	$1,894,613
Total	$-	$1,894,613	$-	$1,894,613

There were no financial instruments accounted for at fair value at December 31, 2009.

Note 6 Stockholders Deficit

(A)	Common Stock

On April 22, 2009, the Company entered into a 3 year agreement with a celebrity spokesperson.  In return for the ability to use the celebrity’s name and likeness, the Company agreed to issue the celebrity 400,000 shares of the Company’s common stock, having a fair value of $440,000 ($1.10/share), based upon the quoted closing trading price.  These shares were vested fully upon issuance.  The Company also agreed to pay the celebrity $50,000 on April 22, 2010, the amount as of June 30, 2010 is accrued for in accounts payable.

On November 30, 2009, the Company entered into an agreement with a celebrity spokesperson in return for the ability to use the celebrity’s name and likeness.  The term of the agreement is effective from March 1, 2010 to February 28, 2011.  In consideration, the Company agreed to issue the celebrity 20,000 fully vested shares of the Company’s common stock on March 1, 2010.  Beginning April 2010, the Company will issue the celebrity 20,000 shares of the Company’s common stock per month for five consecutive months. Based upon the quoted closing trading prices of the following dates, the shares had a fair value of: $0.38/share as of April 30, $0.24/share as of May 28, and $0.22/share as of June 30, 2010, respectively.

On December 2, 2009, the Company entered into an agreement with a celebrity spokesperson in return for the ability to use the celebrity’s name and likeness, the Company agreed to issue the celebrity 3,000,000 shares of the Company’s common stock.  The shares vest over a period as follows: 1,000,000 shares on December 2, 2009, 1,000,000 shares each on December 31, 2011 and 2012. On December 2, 2009, the Company issued the first 1,000,000 shares of common stock, having a fair value of $2,280,000 ($2.28/share) based upon the quoted closing trading price.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

On June 14, 2010, the Company issued a consultant 50,000 shares of the Company’s common stock for services to be rendered, having a fair value of $11,650 ($0.23/share), based upon the quoted closing trading price. In addition, the Company will pay the consultant the greater of $5,000 per month or 5% of net sales of all products sold based on the agreement provisions.

During the six months ended June 30, 2010, 4 warrant holders exercised 2,171,147 stock purchase warrants utilizing the cashless exercise provision for 1,509,799 shares of the Company’s common stock.

(B)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2009	21,906,781	$0.50
Exercisable – December 31, 2009	21,906,781	$0.50
Granted	6,517,944	$1.25
Exercised	(2,171,147)	$0.40
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2010	26,253,578	$0.72
Exercisable – June 30, 2010	26,253,578	$0.72

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $1.25	26,253,578	4.01 years	$0.72	26,253,578	$0.72

At June 30, 2010 and December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $20,080,402, respectively.

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

Note 8 Employment Agreements

On February 12, 2009, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer. The terms of the agreements are as follows:

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(1)	CEO

●      3 year term
●      $120,000 annual salary

(2)	CFO

●      2 year term
●
200,000 shares of the Company’s common stock, having a fair value of $2,000 ($0.01/share), based upon the fair value of services rendered to third parties for services rendered.  These shares will vest 25,000 shares per quarter.  As of June 30, 2010, the CFO vested in the first 150,000 shares of the stock award.

●	See Note 9 regarding services provided to the Company by an affiliate of the CFO.

(3)	COO

On January 26, 2010, the Company entered into an employment agreement with its Chief Operating Officer. The terms of the agreements are as follows:

●	3 year term
●
$20,000 monthly base salary of which 50% may be deferred until the termination of the contract or a change in control.  The Company deferred the entire $120,000 during the six months ended June 30, 2010.

●	Stock compensation which vests as follow:
i.
400,000 shares of the Company’s common stock, having a fair value of $444,000 ($1.11/share).  As of June 30, 2010, the COO has vested in the first 40,000 shares of the stock award.  The Company recorded an expense of $44,400 during the six months ended June 30, 2010.

ii.	500,000 shares of the Company’s common stock shall be granted on or before January 1, 2011, vesting fully on December 31, 2011
iii.	500,000 shares of the Company’s common stock shall be granted on or before January 1, 2012, vesting fully on December 31, 2012

Note 9 Related Party Transactions

The Company has engaged the accounting firm that employs the CFO to perform consulting services to assist the Company with complying with its various SEC reporting requirements as well as certain tax related services. During the three months ended June 30, 2010 and 2009 the Company was invoiced $26,302 and $36,446, respectively, by the accounting firm.  During the six months ended June 30, 2010 and 2009 the Company was invoiced $52,928 and $49,970, respectively, by the accounting firm. At June 30, 2010 and December 31, 2009 the Company owed the accounting firm $52,765 and $79,837, respectively. These amounts are included in accounts payable and accrued expenses in the accompanying balance sheets.

Note 10 Subsequent Events

On July 1, 2010, the Company issued a consultant 30,000 shares of the Company’s common stock for services to be rendered, having a fair value of $6,597 ($0.22/share), based upon the quoted closing trading price. In addition, the Company will pay the consultant the greater of $5,000 per month or 5% of net sales of all products sold based on the agreement provisions.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

As a result, the Company restated outstanding share balances as of December 31, 2007, December 31, 2008, and included a share total as of February 12, 2009 to reflect the shares outstanding of the legal parent as of the date of the transaction. The Company also restated earnings per share as of June 30, 2009.

Six months ended June 30, 2009 -

	As Restated	Adjustments	As Previously Filed

Weighted average shares	32,664,724	(3,038,317)	35,703,041

Item 2.     Management’s Discussion and Analysis or Plan of Operation

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K/A for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

COMPANY OVERVIEW

Operating through our wholly owned subsidiary NXT Nutritionals, Inc., we are engaged in developing and marketing of a proprietary, patent-pending, all–natural, healthy sweetener sold under the brand name SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for all of our products.  We also market and sell Healthy Dairy® which is enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™. Our mission is to provide consumers with unique, healthy, delicious products that promote a healthier lifestyle and combat obesity and diabetes.

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

RESULTS OF OPERATIONS
Results of Operations
Summary Income Statement for the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Six months ended
	June 30, 2010	June 30, 2009
Revenue – net of slotting fees and discounts	$157,791	$450,801
Gross Profit	$1,110	$16,143
General and administrative expenses	$1,431,841	$2,103,159
Other Income/(Expenses)	$528,970	$(1,315,950)
Net Loss	$(901,761)	$(3,402,966)
Earnings (Loss) per Share - Basic	$(0.02)	$(0.10)

For the six months ended June 30, 2010 and 2009, the Company reported a net loss of $(901,761), or $(0.02) per share and net loss of $(3,402,966) or $(0.10) per share, respectively. The change in net loss between the six months ended June 30, 2010 and 2009 was primarily attributable to following significant events:  During the six months ended June 30, 2009, the Company completed a reverse acquisition with a public shell company.  The Company incurred significant fees to complete this transaction.  The Company also issued $663,139 in stock based compensation during the six months ended June 30, 2009 as compared to $243,030 during the comparable six months ended June 30, 2010.  Other income and expenses increased as a result of the fair market accounting associated with embedded derivatives in the 2010 secured convertible note offering.  The Company also incurred a significant increase in interest expense during the six months ended June 30, 2010 as compared to the comparable six months ended June 30, 2009.  This is a result of a significant increase in convertible debt outstanding. As part of the fair market value accounting associated with the embedded derivatives in the 2010 convertible note offering, the Company recorded a derivative expense of $8,590,802 and a change in fair market value of $12,363,932 during the six months ended June 30, 2010. During the six months ended June 30, 2009 the Company recorded a loss on extinguishment of debt of $1,007,371 when bridge investors converted into a new offering which was closed on August 27, 2009.

Revenue: Sales decreased approximately 65.0% to $157,791 during the six months ended June 30, 2010, down from $450,801 during the corresponding six months ended June 30, 2009.  The decrease is primarily attributable to low sales from the Company’s yogurt smoothie product during 2010 as compared to 2009.  The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company had experienced limited sales on the SUSTA product during 2009, but approximately 50% of 2010 sales were derived from the natural sweetener product.

Gross Profit: Gross profit decreased by approximately of $15,000 during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  This decrease is primarily attributable to offering significant discounts and favorable terms with our distributors and customers in an effort to maintain and increase brand awareness as well.  The Company also realized an increase in the cost of raw materials during the six months ended June 30, 2010 as compared to June 30, 2009.

General and Administrative Expense: General and administrative expenses decreased 31.9% during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.  During the six months ended June 30, 2009, the Company completed a reverse acquisition with a public shell company.  The Company incurred significant fees to complete this transaction.  During the six months ended June 30, 2010, an increase in professional fees related to investor relations and directors’ fees was offset by a significant decrease in accounting, consulting and legal fees which were significantly higher in the comparative quarter of 2009 based on the above noted reverse merger. The Company also issued approximately $663,139 in stock based compensation during the six months ended June 30, 2009 as compared to $243,030 during the comparable six months ended June 30, 2010.

Other Income and Expenses: Other income and expenses increased by approximately $1,844,920 to $528,970 for the six months ended June 30, 2010 as compared to $(1,315,950) during the corresponding six months ended June 30, 2009.  During the six months ended June 30, 2009 the Company recorded a loss on extinguishment of debt of $1,007,371 when bridge investors converted into a new offering which was closed on August 27, 2009.  Other income and expenses increased dramatically as a result of the recording of the derivative expense of $8,590,802 and the change in fair market value of $12,363,932 in relation to the accounting associated with embedded derivatives in the 2010 secured convertible note offering.  The change in fair value was primarily attributable to the significant decrease in the Company’s per share value as quoted on the Over-the Counter Bulletin Board. The Company also incurred a significant increase in interest expense during the six months ended June 30, 2010 as compared to the comparable six months ended June 30, 2009.  This is a result of a significant increase in convertible debt outstanding.

Going Concern:  As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $(901,761) during the six months ended June 30, 2010 and had a stockholders’ deficit of $2,314,230. In addition, the Company uses convertible notes and cash raises in order to fund operations. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to address this concern by doing the following:

	Raising additional debt and/or equity capital convertible note offerings

	Securing favorable raw material and manufacturing rates with our vendors

	Continuing to increase brand awareness for Healthy Dairy Yogurt Smoothies and the SUSTA table top sweetener.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has already been successful in setting its plan in action and looks forward to further progress as the year progresses.

Summary Income Statement for the Three Months Ended June 30, 2010 and 2009 (Unaudited)

	Three months ended
	June 30, 2010	June 30, 2009
Revenue – net of slotting fees and discounts	$49,057	$247,891
Gross Profit (Loss)	$13,100	$(59,838)
General and administrative expenses	$582,071	$625,353
Other Income/(Expense)	$(2,905,537)	$(1,235,240)
Net Income/(Loss)	$2,336,566	$(1,800,755)
Earnings Income/(Loss) per Share - Basic	$0.05	$(0.05)

For the three months ended June 30, 2010 and 2009, the Company reported net income of $2,336,566, or $0.05 per share and net loss of $(1,800,755) or $(0.05) per share, respectively. The change from net loss during the three months ended June 30, 2009 to net income during the three months ended June 30, 2010 was primarily attributable to following significant events:  the dramatic increase in other income and expenses as a result of the fair market accounting associated with embedded derivatives in the 2010 secured convertible note offering. The Company recorded an approximate increase of $4,500,000 change in the fair market value of the derivative liabilities.  This increase was offset by the significant increase in interest expense during the three months ended June 30, 2010 as compared to the comparable three months ended June 30, 2009.  This is a result of a significant increase in convertible debt outstanding.

Revenue: Sales decreased 80.2% to $49,057 during the three months ended June 30, 2010, down from $247,891 during the corresponding three months ended June 30, 2009.  The decrease is primarily attributable to low sales from the Company’s yogurt smoothie product during 2010 as compared to 2009.  The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company had experienced limited sales on the SUSTA product during 2009 and approximately 50% of 2010 sales was derived from the natural sweetener product.

Gross Profit: Gross profit decreased significantly during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  This decrease is primarily attributable to offering significant discounts and favorable terms with our distributors and customers in an effort to maintain and increase brand awareness as well.  The Company also realized an increase in the cost of raw materials during the three months ended June 30, 2010 as compared to June 30, 2009.

General and Administrative Expense: General and administrative expenses decreased 6.9% during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.  In February 2009, the Company completed a reverse acquisition with a public shell company and the Company therefore incurred significant professional fees to complete this transaction.  During the quarter ended June 30, 2010, an increase in professional fees related to investor relations and directors’ fees was offset by a significant decrease in accounting, consulting and legal fees which were significantly higher in the comparative quarter of 2009 based on the above noted reverse merger. The Company also issued approximately $250 in stock based compensation during the three months ended June 30, 2009 as compared to $31,180 during the comparable three months ended June 30, 2010.

Other Income and Expenses: Other income and expenses increased by approximately $4,140,777 to $2,905,537 for the three months ended June 30, 2010 as compared to $(1,235,240) during the corresponding three months ended June 30, 2009.  During the six months ended June 30, 2009 the Company recorded a loss on extinguishment of debt of $1,007,371 when bridge investors converted into a new offering which was closed on August 27, 2009.  Other income and expenses increased dramatically as a result of the fair market accounting associated with embedded derivatives in the 2010 secured convertible note offering.  The change in fair value of $4,487,928 was primarily attributable to the significant decrease in the Company’s per share value as quoted on the Over-the Counter Bulletin Board. The above fair market value increase was offset by a $1,357,281 increase in interest expense during the three months ended June 30, 2010 as compared to the comparable three months ended June 30, 2009.  This is a result of a significant increase in convertible debt outstanding.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2010 compared to December 31, 2009.

	June 30, 2010	December 31, 2009	Increase/ Decrease
Current Assets	$3,844,497	$291,206	$3,553,291
Current Liabilities	$3,557,812	$1,826,899	$1,730,913
Working Capital Surplus/(Deficit)	$286,685	$(1,535,693)	$1,822,378

As of June 30, 2010, we had a working capital surplus of $286,685 as compared to a working capital deficit of $1,535,693 as of December 31, 2009, an increase of $1,822,378.

The increase is the result of several factors. The Company incurring decreased expenses for professional and consulting fees.  This increase was offset by the decrease in sales and the corresponding decrease in accounts receivable. The Company also recorded a significant current liability for the embedded derivatives within the secured convertible note offering. As discussed below, the Company collected significant cash as the result of a private offering and also from the issuance of convertible notes which greatly offset the above mentioned decrease in sales and the recording of the derivative liability.

Net cash used for operating activities for the six months ended June 30, 2010 and 2009 was $(1,364,072) and $(1,389,972), respectively.

Net cash obtained through all financing activities for the six months ended June 30, 2010 was $4,725,755 as compared to $1,353,877 for the six months ended June 30, 2009.

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

Our significant accounting policies are summarized in Note 2 of our unaudited consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates, Going Concern Consideration – The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, the fair value of share payments, fair value of derivative liabilities, expenses and cash flows in making the disclosures about our liquidity in this report.  As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops.  Our consolidated financial statements have been prepared assuming we are a “going concern”.  No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

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

Item 4T. Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.	We are currently in the process of formally documenting internal controls. This process is yet to be complete.

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
3.
We are currently in the process of assessing and evaluating our internal control environment.  We are implementing controls and are in the process of formally documenting our controls.  We expect to complete this process by the end of the current calendar year.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no pending ligation against NXT Nutritionals Holdings, Inc., or any of the subsidiaries of NXT Nutritionals Holdings, Inc.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2010, 4 warrant holders exercised 2,171,147 stock purchase warrants utilizing the cashless exercise provision for 1,509,799 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

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

NXT NUTRITIONALS HOLDINGS, INC.
Registrant

Date: August 13, 2010	By: /s/ Francis McCarthy
Francis McCarthy
President, and Chief Executive Officer

Date: August 13, 2010	By: /s/ David Briones
David Briones
Chief Financial Officer