Form 10-Q
period 2010-09-30
NXT Nutritionals Holdings, Inc.
filed 2010-11-16
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity: as of November 15, 2010: 47,311,068 shares of common stock.

NXT NUTRITIONALS HOLDINGS, INC.
FORM 10-Q
September 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T.	Control and Procedures	27

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	(Removed and Reserved)	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

SIGNATURE		29

 Item 1. Financial Information

NXT NUTRITIONALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Page(s)

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	1

Consolidated Statements of Operations Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	2

Consolidated Statements of Cash Flows Nine Months Ended September 30, 2010 and 2009 (unaudited) –	3

Notes to Consolidated Financial Statements (unaudited)	4-18

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
Assets

Assets:
Cash	$2,556,038	$68,454
Accounts receivable	49,560	72,642
Inventories	500,790	150,110
Total Current Assets	3,106,388	291,206

Debt Issuance Costs - net	30,110	46,590

Total Assets	$3,136,498	$337,796

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$452,341	$607,695
Loans payable - related parties	600,626	715,626
Loans payable - other	-	100,000
Accrued interest payable - related parties	54,520	41,125
Registration rights payable	472,808	362,453
Convertible notes payable - net of debt discount	6,517,904	-
Derivative liabilities	2,895,845	-
Total Current Liabilities	10,994,044	1,826,899

Convertible notes payable - net of debt discount	1,410,086	1,830,605
Total Long-Term Liabilities	1,410,086	1,830,605

Total Liabilities	12,404,130	3,657,504

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
47,057,068 and 39,971,745 shares issued and outstanding, respectively	47,057	39,972
Additional paid in capital	28,676,143	24,657,084
Accumulated deficit	(37,990,832)	(28,016,765)
Total Stockholders' Deficit	(9,267,632)	(3,319,708)

Total Liabilities and Stockholders' Deficit	$3,136,498	$337,796

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
				(As Restated)

Sales - net of slotting fees and discounts	$3,220	$236,843	$161,011	$687,644

Cost of sales	62,831	322,546	219,512	757,204

Gross loss	(59,611)	(85,703)	(58,501)	(69,560)

General and administrative expenses	685,725	597,222	2,117,566	2,700,381

Loss from operations	(745,336)	(682,925)	(2,176,067)	(2,769,941)

Other Income (Expenses) -net
Interest expense	(5,301,479)	(492,148)	(8,520,059)	(800,727)
Interest income	3,011	-	5,770	-
Loss on extinguishment of debt	(3,726,410)	(14,596,180)	(3,726,410)	(15,603,551)
Derivative expense	-	-	(8,590,802)	-
Change in fair market value of derivative liability	782,924	-	13,146,856	-
Registration rights expense	(85,016)	(362,453)	(113,355)	(362,453)

Total Other Income (Expenses)	(8,326,970)	(15,450,781)	(7,798,000)	(16,766,731)

Net Loss per Share	$(9,072,306)	$(16,133,706)	$(9,974,067)	$(19,536,672)

Net Loss per Common Share - Basic and Diluted	$(0.19)	$(0.44)	$(0.22)	$(0.58)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	46,589,785	36,523,113	45,103,155	33,962,232

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,974,067)	$(19,536,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	743,467	24,090
Amortization of debt discount	7,761,635	684,417
Stock based compensation	419,680	609,840
Warrants issued as consulting fee	-	280,000
Derivative expense	8,590,802	-
Change in fair market value of derivative liability	(13,146,856)	-
Registration rights expense	113,355	362,453
Loss on extinguishment of debt	3,726,410	15,603,551
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	23,082	165,498
Prepaid expenses	-	(11,018)
Inventory	(350,680)	(146,976)
Increase (Decrease) in:
Accounts payable and accrued expenses	(155,394)	(13,372)
Accrued interest payable - related parties	13,395	34,563
Accrued interest payable - convertible notes	-	48,365
Net Cash Used in Operating Activities	(2,235,171)	(1,895,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	5,667,743	2,576,000
Debt issuance costs paid in cash	(726,988)	(82,300)
Payment on loans - related parties	(215,000)	(509,374)
Payments on convertible notes	-	(200,000)
Liquidated damage payment on registration rights	(3,000)	-
Net Cash Provided By Financing Activities	4,722,755	1,784,326

Net Increase (Decrease) in Cash	2,487,584	(110,935)

Cash - Beginning of Period	68,454	274,198

Cash - End of Period	$2,556,038	$163,263

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$8,263

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$5,667,743	$-
Beneficial conversion feature on convertible notes	$-	$2,127,700
Original issue discount	$850,201	$590,400
Conversion of note payable in recapitalization	$-	$25,000
Conversion of convertible note payable to common stock	$1,664,210	$204,100
Reclassification of derivative liability to paid in capital when derivative ceases to exist	$1,942,254	$-
Exercise of cashless warrants	$1,510	$-
Stock issued to settle account payable	$-	$70,250
Accrued interest converted to convertible notes	$-	$81,940

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
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

The financial information as of December 31, 2009 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 and 2008, as presented in the Company’s Annual Report on Form 10-K/A. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2010.

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
September 30, 2010
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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2010 and December 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor. As of September 30, 2010 the Company had monies in bank accounts which exceeded the federally insured limits by $2,109,642.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	September 30, 2010	December 31, 2009
Work in process	$300,724	$90,594
Finished goods	200,066	59,516
	$500,790	$150,110

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
September 30, 2010
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

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. At September 30, 2010 and December 31, 2009, respectively, the Company had derivative liabilities in the amounts of $2,895,845 and $0, respectively.

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

Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.  As of September 30, 2010 and December 31, 2009, the Company had no reserves.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues.  During the three months ended September 30, 2010 and 2009, the Company recorded slotting fees and discounts of $18,018 and $43,910. During the nine months ended September 30, 2010 and 2009, the Company recorded slotting fees and discounts of $28,968 and $102,647.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s yogurt smoothie products and the all-natural sweetener SUSTA®.  Costs include product development, freight, packaging and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Three Months September 30, 2010	Three Months September 30, 2009	Nine Months September 30, 2010	Nine Months September 30, 2009
$132,864	$250,120	$457,509	$622,742

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
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

The Company had the following potential common stock equivalents at September 30, 2010:

Convertible debt – face amount of $2,001,128, conversion price of $0.40	5,002,820
Convertible debt – face amount of $6,517,944, conversion price of $0.40	16,294,860
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	19,735,634
Common stock warrants, conversion price of $0.40 (Series “C”)	6,517,944
Total common stock equivalents	47,551,258

The Company had the following potential common stock equivalents at September 30, 2009:

Convertible debt – face amount of $4,027,256, conversion price of $0.40	10,068,140
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	20,112,632
Total common stock equivalents	30,180,772

Since the Company reflected a net loss for the nine months ended September 30, 2010 and 2009 and also the three months ended September 30, 2010 and 2009, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

Note 3 Going Concern and Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $9,974,067 and net cash used in operations of $2,235,171 for the nine months ended September 30, 2010; and has a working capital deficit of $7,887,656 and a stockholders’ deficit of $9,267,632.

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

During 2009, the Company repaid $220,000 to unit holders associated with the October 31, 2008 share exchange agreement between NXT, Inc. and Healthy Dairy, LLC and NXT, LLC. The Company still has a balance due on this portion of approximately $392,000.  There are no penalties or interest being accrued on the outstanding balance.  The Company has an oral waiver with the unit holders in that additional payments will be made once the Company begins to turn a profit.

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
September 30, 2010
(unaudited)

In December 2009, a Director loaned the Company $25,000.  The loan bore no interest, was not secured and was due on demand.  The Company repaid the $25,000 during February 2010.

The following is a summary of loans payable – related parties:

Balance – December 31, 2008	$1,200,010
Advances	25,000
Repayments	(509,384)
Balance – December 31, 2009	715,626
Repayments	(115,000)
Balance – September 30, 2010	$600,626

(C)	Loans Payable – Other

On December 30, 2009, the Company issued a $100,000 unsecured promissory note to a third party.  The note bore 10% interest and was repaid in February 2010.

(D)	2010 Original Issue Discount Senior Secured Convertible Note Offering

On February 26, 2010, the Company completed a secured convertible notes and warrants offerings, which was modified and amended on September 1, 2010.  The notes originally matured 15 months after the original issue date, but were modified and amended to an August 1, 2011 maturity.  The principal of the notes was $6,517,944 with an original issue discount of $850,201. The gross proceeds raised were $5,667,743, of which the Company received approximately $4,940,755 in net proceeds. The Company paid $726,988 in debt issuance costs. The Notes contained the following features:

i.	Conversion price at issuance: $1.00
ii.	Modified conversion price as of September 1, 2010: $0.40
iii.
Registration rights – the Company is required to file a registration statement within 30 days of the close of the offering.  If the Company fails to file such registration statement, the Company will incur liquidated damages of 0.5% of the aggregate amount raised in the offering.  The maximum liquidated damages are capped at 6.0% of the aggregate amount raised in the offering.

iv.	Original issue discount- 15% over the 15 month maturity of the notes. This amount was expensed in full as of September 1, 2010, the effective date of the Modification and Amendment Agreement
v.
Full ratchet provision – The notes contain a provision in which the conversion price is reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

The Company also issued the note holders one stock purchase warrant with a maturity of 5 years and a $1.25 exercise price, which was modified and amended to $0.40.  The stock purchase warrants contain cashless exercise provisions.  The Company issued a total of 6,517,944 stock purchase warrants in this offering.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

The fair value of the derivative liabilities are summarized as follow:

Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Original Issue Discount Senior Secured Convertible Note Offering	$14,258,545
Mark to market adjustments for the six months ended June 30, 2010:	(12,363,932)
Mark to market adjustment for the period July 1, 2010 to September 1, 2010, the date of the Modification and Amendment Agreement of the debt instruments:	47,641
Reclassification to paid in capital when derivative liability ceases to exist at September 1, 2010	(1,942,254)
Fair value of the modified and amended debt instrument at September 1, 2010	3,726,410
Mark to market adjustments for the for the Period September 1, 2010 to September 30, 2010	(830,565)
Derivative liability balance at September 30, 2010	$2,895,545

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

Extinguishment

The Company determined that the Modification and Amendment  of the debt instruments on September 1, 2010, resulted in debt instruments being exchanged with substantially different terms and applied debt extinguishment accounting, resulting in a $3,726,410 loss on extinguishment of debt. The Company compared the present value of both old and new debt as well as the fair value of the warrants granted in the new offering.  The Company determined that the present value of the cash flows associated with the new debt instruments exceeded the present value of the old debt instruments by more than 10%.

Mark to Market

At September 30, 2010, the Company remeasured the derivative liabilities, and recorded a fair value adjustment of $(830,565).  The following management assumptions were considered:

Exercise price	$0.40
Expected dividends	0%
Expected volatility	200%
Risk fee interest rate	0.26 – 1.27%
Expected life of conversion features	0.84 years
Expected life of Series C Warrants	4.39 – 4.41 years

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(E)	Convertible Debt and Warrants

1.	2008 Convertible Debt
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
September 30, 2010
(unaudited)

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

d.	During the nine months ended September 30, 2010, 15 note holders converted principal in the amount of $1,664,210 into 4,163,524 shares of the Company’s common stock at a conversion rate of $0.40.

7.	Debt discount associated with 2009 debt #2

In connection with convertible debt issued in 2009 debt #2, the Company has determined that fair value is applicable for these conventional convertible debt instruments.  The Company first determined the fair value of the warrants based upon the following management assumptions:

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

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

The Company filed a registration on Form S-1 with the Securities Exchange Commission on April 21, 2010.  The Company has accrued for the liquidated damages as follows and as of September 30, 2010, the registration has not been declared effective:

Balance as of December 31, 2009		$362,453

Gross proceeds raised	$5,667,743

Penalty for late filing of registration statement	0.50%	28,339

Penalty for not being declared effective	1.5%	85,016

Less: payments made		(3,000)
Balance as of September 30, 2010		$472,808

(G)	Debt Issuance Costs

In connection with raising convertible debt during the nine months ended September 30, 2010, the Company paid debt issue costs to placement agent, and escrow incurred legal fees in the amount of $726,988.  During the nine months ended September 30, 2010, the Company fully amortized ($726,988) the debt issuance costs due to the modification and extinguishment of the convertible debt, reference Note 4(D) .

In connection with raising convertible debt, the Company paid debt issue costs to a family member of the Chairman of the Board totaling $82,300.  During the nine months ended September 30, 2010, the Company amortized $16,480. The Company amortized $35,710 during the year ended December 31, 2009.  The remaining $30,110 will be amortized over the remaining maturity of the debt.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

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

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2010
Derivative Liabilities	$-	$2,895,845	$-	$2,895,845
Total	$-	$2,895,845	$-	$2,895,845

There were no financial instruments accounted for at fair value at December 31, 2009.

Note 6 Stockholders Deficit

(A)	Common Stock

On April 22, 2009, the Company entered into a 3 year agreement with a celebrity spokesperson.  In return for the ability to use the celebrity’s name and likeness, the Company agreed to issue the celebrity 400,000 shares of the Company’s common stock, having a fair value of $440,000 ($1.10/share), based upon the quoted closing trading price.  These shares were vested fully upon issuance.  The Company also agreed to pay the celebrity $50,000 which was paid in full on September 6, 2010.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

On November 30, 2009, the Company entered into an agreement with a celebrity spokesperson in return for the ability to use the celebrity’s name and likeness.  The term of the agreement is effective from March 1, 2010 to February 28, 2011.  In consideration, the Company agreed to issue the celebrity 20,000 fully vested shares of the Company’s common stock on March 1, 2010.  Beginning April 2010, the Company  will issue the celebrity 20,000 shares of the Company’s common stock per month for five consecutive months. Based upon the quoted closing trading prices of the following dates, the shares had a fair value of: $0.38/share as of April 30, $0.24/share as of May 28, $0.22/share as of June 30, 2010, $0.22/share as of July 1, 2010, and $0.17/share as of August 1, 2010 respectively.

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

On July 1, 2010, the Company issued a consultant 30,000 shares of the Company’s common stock for services to be rendered, having a fair value of $6,600 ($0.22/share), based upon the quoted closing trading price. In addition, the Company will pay the consultant the greater of $5,000 per month or 5% of net sales of all products sold based on the agreement provisions.

On September 21, 2010, the Company entered into an agreement with a celebrity spokesperson.  The term of the agreement expires on December 31, 2012.  In return for the ability to use the celebrity’s name and likeness, the Company agreed to issue the celebrity 250,000 shares of the Company’s common stock, having a fair value of $53,750 ($0.22/share), based upon the quoted closing trading price.  These shares were vested fully upon issuance.  The Company also agreed to issue the celebrity an additional 250,000 shares on December 31, 2011 and an additional 250,000 shares on December 31, 2012.  The Company also agreed to pay the celebrity $6,250/month from September 2010 through December 31, 2011 and $16,667/month during 2012.

During the nine months ended September 30, 2010, 4 warrant holders exercised 2,171,147 stock purchase warrants utilizing the cashless exercise provision for 1,509,799 shares of the Company’s common stock.

(B)	Warrants

The following is a summary of the Company’s warrant activity:

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2009	21,906,781	$0.50
Exercisable – December 31, 2009	21,906,781	$0.50
Granted	6,517,944	$0.40
Exercised	(2,171,147)	$0.40
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2010	26,253,578	$0.72
Exercisable – September 30, 2010	26,253,578	$0.72

Warrants Outstanding				Warrants Exercisable

Range of	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
exercise price
$0.40 - $0.60	26,253,578	3.76 years	$0.51	26,253,578	$0..51

At September 30, 2010 and December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $20,080,402, respectively.

Note 7 Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Note 8 Employment Agreements

On February 12, 2009, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer. The terms of the agreements are as follows:

(1)	CEO

●      3 year term
●      $120,000 annual salary

(2)	CFO

●      2 year term
●
200,000 shares of the Company’s common stock, having a fair value of $2,000 ($0.01/share), based upon the fair value of services rendered to third parties for services rendered.  These shares will vest 25,000 shares per quarter.  As of September 30, 2010, the CFO vested in the first 175,000 shares of the stock award.

●	$3,250/month for financial service preparation and an hourly rate for engagements in addition to financial statement preparation. The fees are paid to an accounting firm where the CFO is an employee.

(3)	COO

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

On January 26, 2010, the Company entered into an employment agreement with its Chief Operating Officer. The terms of the agreements are as follows:

●	3 year term
●	$20,000 monthly base salary of which 50% may be deferred until the termination of the contract or a change in control. The Company deferred the $90,000 during the nine months ended June 30, 2010.
●	Stock compensation which vests as follow:
i.
400,000 shares of the Company’s common stock As of September 30, 2010, the COO has vested in the first 160,000 shares of the stock award.  The Company recorded an expense of $37,960 or ($0.24/share) during the nine months ended September 30, 2010.

ii.
500,000 shares of the Company’s common stock vesting 40,000 share shall vest on each of June 1, 2011, August 1, 2011, September 1, 2011, October 1, 2011, November 1, 2011, and the remaining shares shall fully vest on December 1, 2011.

iii.	500,000 shares of the Company’s common stock shall be granted on or before January 1, 2011, vesting fully on December 31, 2011
iv.	500,000 shares of the Company’s common stock shall be granted on or before January 1, 2012, vesting fully on December 31, 2012

(4)	Executive Vice President and Director

On September 23, 2010, the Company entered into an employment agreement with its Executive Vice President.  The employment agreement had an effective date of January 1, 2010. The terms of the agreements are as follows:

•	3 Year Term
•	$9,500 monthly base salary
•	Participation in bonus compensation program, maximum bonus of 100% annual salary
•	Stock compensation as follows:
i.
25,000 monthly from August 1, 2010 through October 31, 2010; of which the first two 25,000 share issuances were granted during the period ended September 30, 2010 at a value of $0.33/share and $0.24/share, respectively.

ii.	Additional 180,000 shares of the Company’s common stock shall be granted on December 31, 2010
iii.	180,000 shares shall be granted during the year ended December 31, 2011
iv.	180,000 shares shall be granted during the year ended December 31, 2012

(5)	Consulting Contract – Research and Development

On July 30, 2010, the Company entered into an employment agreement with its Executive Vice President.  The employment agreement had an effective date of June 1, 2010. The terms of the agreements are as follows:

•	2.5 Year Term
•	$9,375 monthly compensation
•	Quarterly bonus fee up to $1,875/month if certain deliverables are met
•	Stock compensation as follows:
i.	300,000 shares of the Company’s common stock on the date the agreement is exercised, valued at $51,000 or $0.17/share.
ii.	Additional 20,000 shares of the Company’s common stock on the date the agreement is exercised, valued at $3,400 or $0.17/share.
iii.	Additional 60,000 shares are to be granted quarterly though December 31, 2012.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

Note 9 Subsequent Events

On October 8, 2010, the Company issued a consultant 200,000 shares for services rendered at a fair value of  $42,000 ($0.21/share) based upon the quoted closing price trading price.   The consultant is related to a member of the Company’s board of directors.

On October 21, 2010, an Original Issue Discount Senior Secured Noteholder converted $80,000 in principal into 200,000 shares of the Company’s common stock at an conversion rate of $0.40.

Note 10 Restatement

In response to comments made by the Securities and Exchange Commission, the Company analyzed the recapitalization as of February 12, 2009, the date the Company entered into a share exchange agreement with a public shell company. The Company determined that a restatement was necessary in order to properly recast share activity in accordance with FASB ASC paragraph 805-40-45-2(d).

As a result, the Company restated outstanding share balances as of December 31, 2007, December 31, 2008, and included a share total as of February 12, 2009 to reflect the shares outstanding of the legal parent as of the date of the transaction. The Company also restated earnings per share as of September 30, 2009.

For the nine months ended September 30, 2009 -

	As Restated	Adjustments	As Previously Filed

Weighted average common shares outstanding	33,962,232	(2,014,417)	35,976,649

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

COMPANY OVERVIEW

Business

Operating through our wholly owned subsidiary NXT Nutritionals, Inc., NXT Nutritionals Holdings, Inc. (hereinafter referred to as the “Company,” “we,” “us,’ and “our”) is engaged in developing and marketing of a proprietary, patent-pending, all–natural, healthy sweetener sold under the brand name SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for all of our products.  We also market and sell Healthy Dairy® which is enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™. Our mission is to provide consumers with unique, healthy, delicious products that promote a healthier lifestyle and combat obesity and diabetes.

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

We have undertaken an aggressive marketing campaign and trial program.  Additionally, more traditional levers in the retail sales channel like advertising, trade incentives, price promotions, couponing, and demonstrations are being employed.  We are targeting consumer food and beverage companies to incorporate SUSTA™ into their products to provide a healthy alternative to sugar, artificial sweeteners and other natural sweeteners that do not provide the nutritional and health benefits of SUSTA™.  We have engaged three high profile celebrity spokespersons, including Eddie George, Blair Underwood and Dara Torres, to help drive awareness of SUSTA™ by appearing in commercials, making public appearances, heading our cause marketing campaign and appearing on popular television shows.

We continue to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.

We have funded our operations to date on private placement offerings of our securities.  On August 27, 2009, we completed a private offering of an aggregate subscription amount of $3,173,000 through the issuance of investment units to certain accredited investors.  Each investment unit had a purchase price of $50,000 and consisted of (i) a three year Debentures in the amount of ninety five thousand dollars ($65,000) convertible into shares of our common stock at a conversion price of $.40 per share, (ii) five year Series A Warrants to purchase 100% of the common stock underlying the Debenture at an exercise price of $.40 per share, and (iii) five year Series B Warrants to purchase 100% of the common stock underlying the Debenture at an exercise price of $0.60 per share.

On February 26, 2010, we closed on a private placement offering by raising total gross proceeds of $5,667,743, through the sale of (i) 0% Original Issue Discount Senior Secured Convertible Notes (the “Notes”) convertible into shares of our common stock at a conversion price of $1.00 per share, and (ii) a number of five-year Series C warrants(the “Warrants”) exercisable for a number of shares of common stock equal to 100% of the number of common shares underlying the Notes at an exercise price of $1.25 per share to certain accredited investors. The principal amount of each Note is 115% of the subscription proceeds received.

On September 1, 2010, we entered into a modification and amendment agreement (the “Modification Agreement”) with purchasers holding approximately 87% of the aggregate number of (1) the Notes, (2) the Warrants, and (3) the shares of common stock underlying the Notes and the Warrants, pursuant to which the commencement of monthly redemption date of the Notes is extended to December 1, 2010 and the holders of the Notes and the Warrants, we may now pay the monthly redemption of the Notes in common stock even if the monthly redemption price described in the Notes is less than $0.40. In addition, pursuant to the Modification Agreement, the conversion price of the Notes and the exercise price of the Warrants are both reduced to $0.40 per share.

RESULTS OF OPERATIONS

The following table sets forth the summary income statement for the nine months ended September 30, 2010 and 2009 (unaudited):

	Nine months ended
	September 30, 2010	September 30, 2009 (As restated)
Sales – net of slotting fees and discounts	$161,011	$687,644
Gross Loss	$(58,501)	$(69,560)
General and administrative expenses	$(2,117,566)	$(2,700,381)
Other Expenses -- net	$(7,798,000)	$(16,766,731)
Net Loss	$(9,974,067)	$(19,536,672)
Net Loss per Share – Basic and Diluted	$(0.22)	$(0.58)

For the nine months ended September 30, 2010 and 2009, the Company reported a net loss of $(9,974,067), or $(0.22) per share and net loss of $(19,536,672) or $(0.58) per share, respectively. The change in net loss between the nine months ended September 30, 2010 and 2009 was primarily attributable to following significant events:

●
The Company is shifting from sales to grocery chains to the food service category.  We are yet to record sales from this change in focus.   The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company had experienced limited sales on the SUSTA product during 2009, but approximately 56% of 2010 sales were derived from the natural sweetener product. Net sales decreased by approximately $526,633 for the nine months ended September 30, 2010 as compared to September 30, 2009.  The corresponding cost of sales decreased in line with the decrease in sales.

●	Advertising expense decreased by approximately $165,000.

●	Stock based compensation decreased by approximately $470,000.

●
The Company incurred a loss on extinguishment of debt in the amount of $3,726,410 during the nine months ended September 30, 2010.  This loss was associated with the Modification and Amendment Agreement by and between the Company and the investors in the 2010 Original Issue Discount Senior Convertible Note issuance.

●
In addition to the loss on extinguishment, the Company also fully amortized the discounts associated with the 2010 Original Issue Discount Senior Convertible Note issuance.  This amortization resulted in expenses of $6,517,904 being fully amortized to interest expense during the nine months ended September 30, 2010.

●
The Company incurred a loss on extinguishment of debt in the amount of $15,603,551 during the nine months ended September 30, 2009.  This loss was recognized when the 2009 bridge investors converted into the new offering which was closed on August 27, 2009.

•
Other income and expenses – net and was also effected by the recording of the derivative expense of $(8,590,802) and the change in fair market value of the derivative liability in the amount of $13,146,856  in relation to the accounting associated with embedded derivatives in the 2010 secured convertible note offering.  The change in fair value was primarily attributable to the significant decrease in the Company’s per share value as quoted on the Over-the Counter Bulletin Board

Sales: Sales decreased by approximately 76.6% to $161,011 during the nine months ended September 30, 2010, from $687,644 during the corresponding nine months ended September 30, 2009.  The Company is shifting from sales to grocery chains to the food service category.  We are yet to record sales from this change in focus. The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company had experienced limited sales on the SUSTA product during 2009, but approximately 56% of 2010 sales were derived from the natural sweetener product.  Net revenues decreased by approximately $526,633 for the nine months ended September 30, 2010 as compared to the same period ended September 30, 2009.  The corresponding cost of sales decreased in line with the decrease in revenue.  The Company is challenged with current pricing of our cost of sales and we are actively trying to lower both our manufacturing costs and our ultimate sales price to the consumer.

Gross Loss: Gross loss decreased by approximately of $11,000 during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  This decrease is primarily attributable to offering significant discounts and favorable terms with our distributors and customers in an effort to maintain and increase brand awareness as well.  The Company also realized an increase in the cost of raw materials during the nine months ended September 30, 2010 as compared to September 30, 2009.

General and Administrative Expense: General and administrative expenses decreased by 21.6% during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.  During the nine months ended September 30, 2009, the Company completed a reverse acquisition with a public shell company.  The Company incurred significant fees to complete this transaction.  During the nine months ended September 30, 2010, an increase in professional fees related to investor relations and directors’ fees was offset by a significant decrease in accounting, consulting and legal fees which were significantly higher in the comparative quarter of 2009 based on the above noted reverse merger. The Company also issued approximately $890,000 in stock based compensation during the nine months ended September 30, 2009 as compared to $420,000 during the comparable nine months ended September 30, 2010.

Other Expenses - net: Other income and expenses – net decreased by approximately $8,968,731 to $(7,798,000) for the nine months ended September 30, 2010 as compared to $(16,766,731) during the corresponding nine months ended September 30, 2009.

●
The Company incurred a loss on extinguishment of debt in the amount of $3,726,410 during the nine months ended September 30, 2010.  This loss was associated with the Modification and Amendment Agreement by and between the Company and the investors in the 2010 Original Issue Discount Senior Convertible Note issuance.

●
In addition to the loss on extinguishment, the Company also fully amortized the discounts associated with the 2010 Original Issue Discount Senior Convertible Note issuance.  This amortization resulted in expenses of $6,517,904 being fully amortized to interest expense during the nine months ended September 30, 2010.

●
During the nine months ended September 30, 2009 the Company recorded a loss on extinguishment of debt of $15,603,551 when bridge investors converted into a new offering which was closed on August 27, 2009.

●
Other income and expenses – net and was also effected by the recording of the derivative expense of $(8,590,802) and the change in fair market value of the derivative liability in the amount of $13,146,856  in relation to the accounting associated with embedded derivatives in the 2010 secured convertible note offering.  The change in fair value was primarily attributable to the significant decrease in the Company’s per share value as quoted on the Over-the Counter Bulletin Board

The following table sets forth the summary income statement for the three months ended September 30, 2010 and 2009 (unaudited):

	Three months ended
	September 30, 2010	September 30, 2009
Sales – net of slotting fees and discounts	$3,220	$236,843
Gross Loss	$(59,611)	$(85,703)
General and administrative expenses	$(685,725)	$(597,222)
Other Income Expenses - net	$(8,326,970)	$(15,450,781)
Net Loss	$(9,072,306)	$(16,133,706)
Net Loss per Share - Basic	$(0.19)	$(0.44)

For the three months ended September 30, 2010 and 2009, the Company reported a net loss of $(9,072,306), or $(0.19) per share and net loss of $(16,133,706) or $(0.44) per share, respectively. The change in net loss between the three months ended September 30, 2010 and 2009 was primarily attributable to following significant events:

●
The Company is shifting from sales to grocery chains to the food service category.  We are yet to record sales from this change in focus.   The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company had experienced limited sales on the SUSTA product during 2009, but approximately 56% of 2010 sales were derived from the natural sweetener product. Net sales decreased by approximately $231,000 for the three months ended September 30, 2010 as compared to September 30, 2009.  The corresponding cost of sales decreased in line with the decrease in sales.

●	Advertising expense decreased by approximately $119,000.

●
The Company incurred a loss on extinguishment of debt in the amount of $3,726,410 during the three months ended September 30, 2010.  This loss was associated with the Modification and Amendment Agreement by and between the Company and the investors in the 2010 Original Issue Discount Senior Convertible Note issuance.

●
In addition to the loss on extinguishment, the Company also fully amortized the discounts associated with the 2010 Original Issue Discount Senior Convertible Note issuance.  This amortization resulted in expenses of $4,684,150 being fully amortized to interest expense during the three  months ended September 30, 2010.

•
The Company incurred a loss on extinguishment of debt in the amount of $14,596,130 during the three months ended September 30, 2009.  This loss was recognized when the 2009 bridge investors converted into the new offering which was closed on August 27, 2009.

•
Other income and was also effected by the recording of the change in fair market value of $782,924  in relation to the accounting associated with embedded derivatives in the 2010 secured convertible note offering. The change in fair value was primarily attributable to the significant decrease in the Company’s per share value as quoted on the Over-the Counter Bulletin Board

Sales: Sales decreased approximately by 98.6% to $3,220 during the three months ended September 30, 2010, down from $236,843 during the corresponding three months ended September 30, 2009.  The Company is shifting from sales to grocery chains to the food service category.  We are yet to record sales from this change in focus.   The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company had experienced limited sales on the SUSTA product during 2009, but approximately 50% of 2010 sales were derived from the natural sweetener product. Net revenues decreased by approximately $231,000 for the three months ended September 30, 2010 as compared to September 30, 2009. The corresponding cost of sales decreased in line with the decrease in sales.

Gross Loss: Gross loss decreased by approximately of $26,000 during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  This decrease is primarily attributable to offering significant discounts and favorable terms with our distributors and customers in an effort to maintain and increase brand awareness as well.  The Company also realized an increase in the cost of raw materials during the three months ended September 30, 2010 as compared to September 30, 2009.

General and Administrative Expense: General and administrative expenses increased 14.8% during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  During the three months ended September 30, 2009, the Company completed a reverse acquisition with a public shell company.  The Company incurred significant fees to complete this transaction.  During the three months ended September 30, 2010, an increase in professional fees related to investor relations and directors’ fees was offset by a significant decrease in accounting, consulting and legal fees which were significantly higher in the comparative quarter of 2009 based on the above noted reverse merger. The Company also issued approximately $16,950 in stock based compensation during the three months ended September 30, 2009 as compared to $177,000 during the comparable three months ended September 30, 2010.

Other Income and Expenses: Other income and expenses increased by approximately $7,123,811 to $(8,326,970) for the three months ended September 30, 2010 as compared to $(15,450,781) during the corresponding three months ended September 30, 2009.

●
The Company incurred a loss on extinguishment of debt in the amount of $3,726,410 during the three months ended September 30, 2010.  This loss was associated with the Modification and Amendment Agreement by and between the Company and the investors in the 2010 Original Issue Discount Senior Convertible Note issuance.

●
In addition to the loss on extinguishment, the Company also fully amortized the discounts associated with the 2010 Original Issue Discount Senior Convertible Note issuance.  This amortization resulted in expenses of $4,684,150 being fully amortized to interest expense during the three months ended September 30, 2010.

●
During the three months ended September 30, 2009 the Company recorded a loss on extinguishment of debt of $14,596,130 when bridge investors converted into a new offering which was closed on August 27, 2009.

●
Other income and was also effected by the recording of the change in fair market value of $7,829,246  in relation to the accounting associated with embedded derivatives in the 2010 secured convertible note offering.  The change in fair value was primarily attributable to the significant decrease in the Company’s per share value as quoted on the Over-the Counter Bulletin Board.

Going Concern:  As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $(9,974,067) during the nine months ended September 30, 2010 and had a stockholders’ deficit of $9,267,632. In addition, the Company uses convertible notes and cash raises in order to fund operations. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to address this concern by doing the following:

●	Raising additional debt and/or equity capital convertible note offerings

●	Securing favorable raw material and manufacturing rates with our vendors

●	Continuing to increase brand awareness for Healthy Dairy Yogurt Smoothies and the SUSTA table top sweetener.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. As illustrated above, the Company has already been successful in setting its plan in action and looks forward to further progress as the year progresses.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2010 compared to December 31, 2009.

	September 30, 2010 (unaudited)	December 31, 2009	Increase/ (Decrease)
Current Assets	$3,106,388	$291,206	$2,815,182
Current Liabilities	$10,994,044	$1,826,899	$9,167,145
Working Capital Deficit	$(7,887,656)	$(1,535,693)	$(6,351,963)

As of September 30, 2010, we had a working capital deficit of $7,887,656 as compared to a working capital deficit of $1,535,693 as of December 31, 2009, a decrease of $6,351,963.

The decrease is the result of several factors. The Company closed on the offering of Original Issue Discount Senior Convertible Notes in February 2010, increasing current assets accordingly.  The Company has since exhausted approximately $2,200,000 in operating activities.  The Company recorded these notes at a face amount of approximately $6,517,000 which is recognized as a current liability.  In addition, the Company recognizes $2,895,845 for the derivative liabilities embedded in the 2010 Original Issue Discount Senior Convertible Notes.

Net cash used for operating activities for the nine months ended September 30, 2010 and 2009 was $(2,235,171) and $(1,895,261), respectively.

Net cash obtained through all financing activities for the nine months ended September 30, 2010 was $4,722,755 as compared to $1,784,326 for the nine months ended September 30, 2009.

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

Our significant accounting policies are summarized in Note 2 of our unaudited condensed consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 4T. Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.	We are currently in the process of formally documenting internal controls. This process is expected to be complete on or before December 31, 2010.

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

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K;
2.	enhance management oversight of accounting and reporting functions in the future.
3.	access and evaluate our internal control environment, and implement and proceed with formally documenting our controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2010, 4 warrant holders exercised 2,171,147 stock purchase warrants utilizing the cashless exercise provision for 1,509,799 shares of our common stock.

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

NXT NUTRITIONALS HOLDINGS, INC.
Registrant

Date: November 15 , 2010	By: /s/ Francis McCarthy
Francis McCarthy
President, and Chief Executive Officer

Date: November 15 , 2010	By: /s/ David Briones
David Briones
Chief Financial Officer