Form 10-K
period 2010-12-31
NXT Nutritionals Holdings, Inc.
filed 2011-03-31
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-147631

NXT Nutritionals Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26 -3186713
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
933 E. Columbus Avenue Suite C Springfield, MA	01105
(Address of principal executive offices)	(Zip Code)

(413) 533-9300
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,883,129.

As of March 31, 2011, the registrant had 51,159,068 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on March 30, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I

ITEM 1.    BUSINESS

OVERVIEW

NXT Nutritionals Holdings, Inc. is a Delaware corporation incorporated in 2006 under the name Goldvale Resources, Inc.  We were originally organized to search for mining properties in British Columbia.

In February 2009, we completed a share exchange with NXT Nutritionals, Inc.  and the shareholders of NXT Nutritionals, pursuant to which we acquired all of the issued and outstanding common stock of NXT Nutritionals from the NXT Shareholders. In exchange, we issued to the NXT Shareholders 22,480,000 shares of our common stock, representing 63.06% of our outstanding shares of common stock (the “Share Exchange”).

As a result of the closing of the Share Exchange, NXT Nutritionals became our wholly-owned subsidiary. We also became of the indirect owner of NXT, LLC and Healthy Dairy, LLC, two subsidiaries of NXT Nutritionals.

Operating through NXT Nutritionals, we are engaged in developing and marketing of a proprietary, patent-pending, all–natural, healthy sweetener sold under the brand name SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for substantially all of our products.  We also market and sell Healthy Dairy® non-fat yogurt smoothies, which are enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™. Our mission is to provide consumers with unique, healthy and delicious products that promote a healthier lifestyle, especially for those concerned with obesity and diabetes.

Our current goal is to bring SUSTA™ to the retail marketplace nationwide, expand the Healthy Diary® product line by focusing on the food service channel, and eventually to expand the Healthy Dairy® to include product lines such as cup yogurt and ice cream.

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

SUSTA™ sweetens the taste of food without the concerns with table sugar or chemicals.  It also contains healthy probiotics consisting of 100 million bacillus coagulas spores per serving.  In addition, SUSTA ™ contains a vital dietary fiber and antioxidants and key cellular nutrients such as B-Vitamins, Chromium, and Fiber which help to increase metabolism by making insulin more effective through the direction of sugars to energy rather than fat, and steering sugar into energy metabolism. The Dietary Fiber in SUSTA ™ is soluble with over 1 gram per serving and the antioxidant sources are from nutrients consisting primarily of Vitamin-C, Mineral Selenium, Chromium, Cinnamon, Bitter Melon, Goji, and Grape Seed.  These nutrients provide a full spectrum of Flavanol and bioactive compounds at a 20:1 ratio of concentration. Lastly, SUSTA™ simultaneously supports a healthy heart, bones, and immune system by converting Fiber into short chain fatty acids which further accelerates the absorption of important minerals such as Zinc, Calcium, and Magnesium from food.

We are seeking to market SUSTA™ in three primary categories:

•           SUSTA™ as a table top sweetener alternative to sugar and other sweeteners,

•           SUSTA™ as an ingredient used in beverages, cereals, baked goods, dairy products, candy and chewing gum, and

•           NXT/SUSTA™ branded products including Healthy Dairy® and other SUSTA™ branded products to be launched by the Company.

Brand awareness of SUSTA™ will be driven by an aggressive marketing campaign and substantial incentive trial program.  Additionally, more traditional levers in the retail sales channel like advertising, trade incentives, price promotions, couponing, and demonstrations will be employed. We target consumer food and beverage companies to incorporate SUSTA™ into their products to provide a healthy alternative to sugar, artificial sweeteners and other natural sweeteners that do not provide the nutritional and health benefits of SUSTA™.

Healthy Dairy® Yogurt Smoothies

We have developed a line of SUSTA™ -enhanced, non-fat reduced-calorie yogurt smoothies, which are marketed as Healthy Dairy®.  Healthy Dairy® products combine appealing packaging, the health benefits of SUSTA™, and great taste. They are offered in 5 different flavors: strawberry, peach, mixed berry, tropical fruit, and strawberry-banana. Healthy Dairy® contains cultured pasteurized skim milk, real fruit, pure cane sugar, soluble fiber, tapioca starch, natural flavors, phytosterols (plant sterols), SUSTA™, antioxidant botanicals, and many beneficial vitamins totaling 170 calories per bottle for our 10-ounce bottle. Healthy Dairy® contains SUSTA™ and important nutrients that promote health and wellness with outstanding taste and sweetness with significantly fewer calories than the Company’s key competitors. We have shifted our focus on sales of Healthy Dairy® products from grocery chains to the food service category. We have developed a 7-ounce version of our Healthy Dairy® smoothie line as well as a line of 4-ounce yogurt cups branded under the Health Dairy trademark. These products and the 10-ounce Healthy Dairy® smoothies are being marketed and sold to the food service industry including but not limited to college campuses, the U.S. Military, airlines, elementary schools and restaurants. Our management believes this change in our business model will make us profitable in the future.

Product Sales Below is a breakdown of the sales for NXT Nutritionals for the 2010 and 2009 annual reporting periods. The sales amounts are broken down by product, Healthy Dairy ("HD") and SUSTA for each period when applicable.

HD 2009 Sales:	$862,202.40
SUSTA 2009 Sales:	170,794.23
Total 2009 Sales:	$1,032,996.63

HD 2010 Sales:	$93,683
SUSTA 2010 Sales:	386,157
Total 2010 Sales:	$477,840

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

Research and development is performed by contract with one of the Company’s founders Dr. Richard Kozenko and Vickie Babcock, a food technologist. The R&D team also performs quality control of the products for the Company.

Our internal staff manages our accounts receivable and accounts payable under the supervision of the CEO, COO, and CFO. They also arrange for the purchase of raw materials and the production of products.

SUSTA Natural sweetener is blended and packaged by a contract packer Subco Foods, Inc., which operates three production facilities in the Midwestern part of the United States. The Healthy Dairy Smoothies are made at Noga Dairy, Inc. in Farmingdale New York.

SUSTA is distributed by a group of distributors that include C&S Wholesale Grocers, Inc. (“C&S”), White Rose Food (“White Rose”), Bozzuto’s, Inc. (“Bozzuto’s”) and United Natural Foods, Inc. (“UNFI”).  The Company also sells direct to several grocery chains.  We expect that the Healthy Dairy® branded products will be distributed by large scale distribution companies.

MARKET OPPORTUNITIES

With a significant growth market, SUSTA™ is much more than a next generation standalone sweetener. We will use this all-natural product as the basis for a growing line of healthy food products. Healthy Dairy® is a SUSTA™-enhanced product. With SUSTA™ as the base sweetener, we believe that there is an almost unlimited number of products that we can produce or license that will have immediate appeal to the growing number of refined averse and health conscious consumers.

We have encountered a decline in the sales of Healthy Dairy® smoothies due to the change in our business focus from sales to grocery stores to the food service category. Our management believes this change in our business model will make us profitable in the future.

SUSTA™ Natural Sweetener

SUSTA™ is well-positioned to be a competitive natural alternative sweetener in the U.S. table top sweetener market. The rise in type-II diabetes and the epidemic proportion of obesity have resulted in an increased market demand for minimal calorie, natural and healthy sweeteners. SUSTA™ is uniquely formulated to take advantage of this demand, and is targeted at individuals craving sweeteners but neither not the calories from sugar nor the use of common artificial sweeteners..  It is a better option than sugar for people with diabetes because it has approximately one-half gram per serving of fructose and a glycemic index that is one-third of regular sugar. Our target demographics include:

•	Diabetics, individuals on diets, and those proactively managing obesity. Given today’s environment, with the increase in obesity and diabetes, this is a mass market product.

•
Head-of-household moms who bring healthy choices into the household. These moms, who range in age from 20 to 50 years old, make the key food purchase decisions for the household, are employed, and are concerned about health and fitness for their families.

•
Consumers who shun synthetic sweeteners.  This list is headed by consumers who have an affinity for natural products, many of whom are fanatical as it relates to purchasing natural products. Consumers are increasingly aware that “you are what you eat” – this awareness has led to a change in consumer behavior as evidenced by the growth of the organic and all natural food sector.

•	Individuals that have active lifestyles and are wellness advocates who tend to be sports enthusiasts, such as runners, bikers, climbers, walkers and devoted exercisers.

Healthy Dairy® Yogurt Smoothies

Healthy Dairy®, was previously sold in thousands of stores in 14 states. Currently, Healthy Dairy® yogurt cups, and smoothies in both 10 and 7 ounce portions are being marketed to the food service channel which includes the military, airlines, school systems and restaurants. We have shifted our focus on sales of Healthy Dairy products from grocery chains to the food service category because our management believes this change in our business model will make us profitable in the future. The drinkable yogurt market is a 6% share ($221 Million) of the $3.5 Billion yogurt market, and is growing annually by 5% in the U.S. and 10% globally. In addition, the Healthy Dairy® production line can be extended to launch new products such as Healthy Dairy® ice creams which will generate more market opportunities for the Company.

MARKETING STRATEGY

Our initial efforts are focused on launching SUSTA™ into the U.S. table top sweetener market. We have targeted the natural sweeteners segment because it is less entrenched and has less formidable competitors. Brand awareness of SUSTA™ will be driven by an aggressive marketing and public relations campaign and a substantial sampling program. Additionally, more traditional levers like advertising, trade incentives, price promotions, couponing, and demonstrations will be employed. Because of the health benefits of SUSTA™, especially for diabetics, we will partner with a number of health organizations. Consumers will be able to buy SUSTA™ products online with a percentage of each sale allocated toward such charitable organizations with whom we partner. We have engaged three high profile celebrities, including Eddie George, Blair Underwood and Dara Torres, as our spokespersons who will help drive awareness of SUSTA™ by appearing in commercials, making public appearances, heading our cause marketing campaign and appearing on popular television shows.

Because an increasing number of consumers are learning and searching for information on the internet rather than via traditional advertising on TV or in print media, we will take advantage of social networking sites to enhance SUSTA™ brand awareness. Health Forum and SUSTA™ recipes contests will be part of our on-line strategy.

We have also developed a medical advisory board consisting of Dr. Paul S. Auerbach, James R. Gavin III, MD, PhD and Camillo Ricordi, M.D., whose mission is to advise us on scientific advances regarding our products as well as to communicate the health benefits of SUSTA™ to consumers.

DISTRIBUTION

We initially distributed our Healthy Dairy® through the mainstream grocery channel and eventually offered the products through several thousand locations up and down the East Coast. However, during the 2010 fiscal year, we have changed our business model from selling Healthy Dairy® to grocery stores to focusing on selling Healthy Dairy® to the food service category. We have begin shipments to the United States Naval Academy and the United States Air Force Academy. Currently, we do not have our Healthy Dairy product in any grocery stores.

We are seeking to distribute SUSTA™ through grocery stores.  Leading brokers in the country, including C&S, White Rose, Bozzuto’s and UNIF, have agreed to carry SUSTA™. We believes that we can utilize the relationship developed through our sales of Healthy Dairy® to allow us to quickly scale up our marketing efforts with SUSTA™. We will continue to sell SUSTA™ natural sweetener and SUSTABOWL™ (for baking) to grocery chains and to sell SUSTA™ and SUSTABOWL™ to the food service market.

The chart below indicates the stores currently carrying SUSTA™ :

SUSTA™ and SUSTABOWL™ continue to be marketed to and sold in grocery stores and we continue to expand the number of locations in which these products are sold.

COMPETITION

SUSTA™ Natural Sweetener

SUSTA™’s major competitors in the table top sweetener market are:

•	Splenda (61% market share)

•	Equal (13% market share)

•	Sweet’n Low (13% market share)

•	Other (13% market share). This includes a variety of competitors – best known brands/producers in this segment include NutraSweet, ADM, & Cargill

(Source: IRI – Information Resources International)

Although we compete against all of the products and companies listed, there are major differences between our SUSTA™ and the competitive field in the retail marketplace for alternative sweeteners. SUSTA™ is an all-natural, low calorie sweetener that contains a proprietary blend of probiotics with 100 million Lacto Bacillus Coagulas Spores per 2 gram serving. SUSTA™ also contains botanical extracts including Cinnamon, Bitter Melon, Goji and Grape Seed, which provide a full spectrum of Flavanol and bioactive compounds at a 20:1 ratio of concentration. SUSTA™ also contains Dietary Soluble Fiber at over 1 gram per serving and antioxidant sources from nutrients such as Vitamin-C primarily with Mineral Selenium and Chromium that is unique in the retail marketplace today.

SUSTA™ as a nutritional sweetener aids in digestion and supports the immune system, is formulated with fiber, nutrients, antioxidants and probiotics and is low glycemic. SUSTA™ is like a sugar-shield in the food we eat because the presence of fiber will create less fatty lipids and make blood sugar more stable. The name of fiber used in SUSTA™ is an oligofructose (OFS), or similar forms named as insulin FOS, or oligosaccharides. Recent studies have indicated that a high fructose diet has a pro-oxidant effect in rats compared with a starch-based diet and OFS has already been shown to decrease plasma lipids in rats. Feeding rats a diet supplemented with OFS lowered TG plasma concentrations and prevented TG accumulation induced by fructose in the liver. Dietary OFS also modified the kinetic absorption of dietary carbohydrate, leading to modifications in lipid and glucose concentrations. Thus, lower glucose and insulin concentrations may contribute to the reduction in hepatic fatty acid and TG synthesis and thus to the hypolipidemic effect of OFS.(Source: Oligofructose Protects again the Hypertriglyceridemic and Pro-oxidative Effects of a High Fructose Diet in Rats, The American Society for Nutritional Sciences J. Nutr., June 2003). SUSTA™ works with the body naturally to help tame and transform problem-making, fast absorbing sugars and carbohydrates, into slower absorbing, healthier protected energy because the fiber in SUSTA™ changes the nature of how sugar is metabolized in the liver by reducing levels of blood lipids as compared to controls. The SUSTA™ research funded by us in 2004 at University of Scranton and performed by Joe Vinson, Ph.D. from University of Scranton Department of Chemistry and Food Science, demonstrated key ratios of agent to sugar in modifying blood sugar under the delta curve and the rate of return to baseline blood sugar levels. The research was performed with six double blind cross-over, healthy fasted student objects, who consumed a 70g sugar loaded test beverage with 6 blood draws over three hours. Dr. Joe Vinson was not affiliated with us.  The University of Scranton Department of Chemistry and Food Science was a nationally respected research department in food science. The research demonstrated that there was average of 331/3% less area for blood glucose under the delta curve in a 70g sugar beverage with SUSTA™ agent at an 8:1 ratio of sugar to agent as compared to control. In production formula at a 3:1 sugar to fiber ratio, there was 88% less area blood glucose under the delta curve as compared to control, and return to baseline blood sugar occurred in 15 minutes as compared to 30 minutes for control, which suggests less time of circulating insulin to clear lingering elevated blood glucose. These findings are the basis of structuring SUSTA™ which is a 2g serving size, with a ratio of twice or more fiber to fructose.

In addition, the fiber in SUSTA™ influences gut hormones to reduce the release of gut glucogen which in turn modulates the release of glucogen which is designed to raise blood sugar. Intestinal hormones stimulate more than 50% of the insulin response after oral glucose administration. Short chain fatty acids stimulate mucosal adaptation and may alter proglucagon messenger RNA and release of the insulin secretagogue, glucagon-like peptide-1 (GLP-1). Sprague- Dawley rats ingested a fiber-free elemental diet or an elemental diet supplemented with 30% fiber providing similar energy and nutrients for 14 days. The cecal and colonic short chain fatty acids contents were significantly higher in the 30% fiber group. Ileal proglucagon messenger RNA levels were significantly higher in the 30% group vs. the 0% group (11.47 +/- 0.87 vs. 6.52 +/- 0.87 densitometer units), respectively. Similar trends were seen in the colon (13.36 +/- 1.0 vs. 10.90 +/- 0.77 densitometer units; P = 0.07). Plasma GLP-1, insulin, and C peptide levels 30 min postoral glucose were significantly higher in the 30% fiber group vs. the 0% group (19.8 +/- 1.2 vs. 15.4 +/- 1.2 pg/ml, 2.67 +/- 0.4 vs. 1.29 +/- 0.5 ng/ml, and 964.4 +/- 94.4 vs. 530.2 +/- 120.4 pM, respectively). Plasma glucose and glucagon did not differ between groups. A diet supplemented with fiber is able to significantly alter proglucagon gene expression and modulate GLP-1 and insulin secretion. These novel findings deepen our understanding of the beneficial role of fiber in improving glucose homeostasis. (Source: Dietary fiber modulates intestinal proglucagon messenger ribonucleic acid and postpradndial secretion of glucagon-like peptide-1 and insulin in rats, Endocrinology, Vol 1996).

SUSTA™ provides vital dietary fiber, antioxidants and key cellular nutrients that are needed for a smoother running, more calorie efficient metabolism. And importantly, SUSTA™ nutrition supports the health of the bones, heart, and immune system by converting fiber into short chain fatty acids which further accelerates the absorption of important minerals such as zinc, calcium, and magnesium from food. The gut bacteria will ferment the fiber provided by SUSTA™ into short chain fatty acids, the fermentation process not only helps to create healthy gut flora, thus calling the fiber a “prebiotic,” but in the process, creates a slightly acidic environment of organic acids in the gut that help facilitate the absorption process of dietary minerals related to the nutritional dynamics of bones and teeth. As mentioned above, soluble fiber, as OFS in SUSTA™, has a modulation effect on the de novo synethesis of triglycerides and cholesterol which are important markers in heart disease. In addition, SUSTA™, contains Vitamin C along with the key B-vitamins noted in enhancing of homocysteine control-folic acid, B12.B6, Homocysteine is a risk factor in a growing number of diseases including heart disease and various forms of bone diseases

Management views Splenda, Equal, Sweet’N Low and Truvia (the most prominent of the all natural brands based on the Stevia plant) as its main competitors. We will position SUSTA™ as a healthy, all natural, low calorie alternative to sugar and artificial sweeteners with our “Naturally Healthy, Naturally Sweet” campaign.

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

We  believe that today’s food service industry is concerned with living longer and providing healthier lives. As a result, we believe the food service industry will gradually switch to Healthy Dairy® as consumer awareness of our products increases upon the launch of our advertising, celebrity marketing and public relations campaigns. Our product has high nutritional content, no fat and is low in calories.

Claims from Competitor Regarding SUSTA

We have received a letter from one of our competitors in which the competitor claimed that a sample of the SUSTA product contained a non-natural product and therefore was misbranded within the meaning of the Federal Food, Drug, and Cosmetic Act.  In particular, the competitor claimed that it tested a sample of the SUSTA product and found that the sample contained sucralose.  Sucralose is an artificial sweetener which is found in a wide variety of consumer food products and is approved by the Food and Drug Administration.

The Company formulated SUSTA to be ”natural,” without any added synthetic ingredients.  This formulation of SUSTA does not include sucralose.  The Company requires all of its suppliers to certify that the ingredients that they provide to the Company are free of any non-natural ingredients, including sucralose and the Company has received written assurances from its suppliers that all of the ingredients that comprise SUSTA and SUSTABOWL are natural.

The Company has attempted to investigate the claim made by the competitor.  As part of this investigation, the Company requested a copy of the test results obtained by the competitor from its in-house laboratory.  However, the competitor has refused to provide the data that supports the alleged test results. As such, the Company is unable to fully investigate the accuracy of the claim.

The Company has also undertaken independent testing of samples of its products to determine whether any of them contain sucralose.  Based on that preliminary testing, which have been shared with the competitor, SUSTA and SUSTABOWL are not mislabeled.  The Company contacted its suppliers which have confirmed that there is no sucralose added to any part of the ingredients provided by the suppliers.  One supplier is continuing to review its internal procedures to ascertain why any trace of sucralose may have been found in any specific samples.  At the present time, the Company has been unable to conclude whether there is any trace of sucralose in any of the Company’s products which have previously been sold to customers as well as in the Company’s existing inventory.  Further scientific testing under the supervision and direction of expert legal counsel is underway.

If the Company determines that SUSTA products are mislabeled, the Company would take appropriate steps to remedy the matter, which may include a recall of some or all of such products at some level of distribution. If the Company were required to undertake a recall, the recall could have a material adverse effect on the Company’s financial condition and results of operations, including potential loss of reputation and future sales.

INTELLECTUAL PROPERTY

Patent

Following years of research and development, SUSTA™ has been developed into a proprietary formulation that is patented in New Zealand and patent-pending in the United States and Canada. A patent for the formulation was granted in Australia but has subsequently lapsed. The Company intends to pay the fee to have the patent reinstated in the near future. The patent for SUSTA™ is held by NXT, LLC, a wholly owned subsidiary of NXT Nutritionals, Inc.

The SUSTA™ provides a carbohydrate modifying formulation or agent of synergistic ingredients, pertaining to the metabolism of mono and disaccharides.  Metabolically, the formulation of the invention slows the absorption of sugars, modifies the release of insulin, and stabilizes blood sugar response.  Additionally, the oral ingestion of the formulation of the SUSTA™ prevents or reduces the formation of dental caries by inhibiting the metabolic capability of dental plaque-forming bacteria to convert sugars into erosive, tooth-decaying acids.

The formulations of SUSTA™ provide direct and indirect positive effects on sugar metabolism and blood sugar response.  Thus, the formulations of the invention, when consumed in normal amounts, do not adversely contribute or aggravate such conditions as obesity, diabetes, or dietary-based, hormone related hyperactivity such as that often described in young children.

A formulation of SUSTA™ may be in liquid or dry form.  That is, it may be in the form of a powder that comprises or contains the formulation, or in the form of a liquid, either an aqueous liquid or a non-aqueous liquid.  In one preferred aspect, the invention provides a finished, water-based beverage, into which the formulation of the invention is incorporated.  Moreover, SUSTA™ provides a finished water-based beverage, which is acidified and which includes a formulation of the invention.

SUSTA™ also includes a method of slowing absorption of sugars, for instance, from the intestine of a subject (including but not limited to a human individual), that comprises administering to the subject, or making available for ingestion by the mammal, a formulation of the invention.  The formulation becomes effective when in an aqueous medium, which may be provided extrinsically, for instance by oral or intravenous administration or ingestion of an aqueous liquid containing the formulation, or intrinsically, for instance by ingestion of a solid formulation of the invention which is acted on by the body’s digestive secretions and conveyed to and through the body’s digestive system (an aqueous environment).

We believe that the additional objects and advantages of SUSTA™ include the following::

The SUSTA™ provides a formulation having desirable properties built upon synergistic ingredients; maintaining low simple sugar levels; and slowing down the normally rapid absorption of simple sugars from the gut.  This objective best optimizes energy levels by thwarting the potential destabilizing effects on blood sugar and inulin response, by preferably utilizing a polysaccharide matrix of complex carbohydrates and soluble gum fibers.

SUSTA™ provides numerous advantages not found in other agents including, but not limited to, limiting the effects of excessive use of ingredients, such as sugar, that may promote greater oxidative stress and actually reduce energy.  Ingredients are preferably chosen from among those that neutralize and inhibit free radical production and oxidative stress and, therefore, help to protect the cellular energy generating mechanisms.  Moreover, presently preferred ingredients are those that assist in the cellular utilization and burning of fuels for energy.  The composition of SUSTA™ also provides multiple tiered uses of various timed caloric energy fuels plus the sweetness system disclosed herein for longer, sustained energy.

Trademark

NXT Nutritionals also owns several registered trademarks, including Healthy Dairy®, which applies to its all-natural line of dairy products including our Healthy Dairy® non-fat yogurt smoothies, and SUSTA: Turns Calories into Healthy Energy®. The Healthy Dairy® trademark is held by Healthy Dairy, LLC, a wholly owned subsidiary of NXT Nutritionals. The SUSTA: Turns Calories into Healthy Energy® trademark is held by NXT, LLC, a wholly owned subsidiary of NXT Nutritionals.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following discussion of “risk factors” which identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Risks Relating to Our Business

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

We have a relatively limited operating history. Although we were incorporated on April 25, 2006, we did not begin operation in our current business until we entered into a Share Exchange Agreement with NXT Nutritionals and its shareholders on February 12, 2009. Such limited operating history and the unpredictability of the sweetener, and food and beverage industry makes it difficult for investors to evaluate our businesses and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As reflected in our audited financial statement for the year ended December 31, 2010, we generated a net loss of $(17,402,736) during the year ended December 31, 2010, and as of that date, our current liabilities exceeded our current assets resulting in a working capital deficit of $(11,076,205). In addition, we also had a stockholder’s deficit of $(12,547,616) at December 31, 2010. As a result, our independent auditor expressed substantial doubt as to our ability to continue as a going concern.

WE MAY NEED ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN. IF WE DO NOT OBTAIN ADDITIONAL FINANCING IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our cash from operations is not adequate to support our expansion and product development programs at this time. We will need substantial additional funds to:

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

WE HAVE SHIFTED OUR MARKETING AND SALES FOCUS OF HEALTHY DAIRY®, OUR SUSTA™ ENHANCED NON-FAT REDUCED CALORIE YOGURT SMOOTHIES AND YOGURT CUPS, FROM SALE IN GROCERY CHAINS TO THE FOOD SERVICE CATEGORY.

We have shifted our focus from sales of Healthy Dairy® products from grocery chains to the food service category.  However, to date we have only begun to sell Healthy Dairy® to the U.S. Naval Academy and the U.S. Air Force Academy and sales are low as we develop this distribution channel.  We had previously generated all of our revenues of Healthy Dairy® from the sales to grocery chains. Although our management believes that this change in our business model will make us profitable in the future, there is no guarantee that we will be able to implement this change successfully. If we fail to succeed with this new business model it would have a material adverse effect on our sales and earnings

WE MAY ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND FAILURE TO COMPETE EFFECTIVELY MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

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

Important factors affecting our ability to compete successfully include:

•	the taste and flavor of products;

•	trade and consumer promotions;

•	rapid and effective development of new, unique cutting edge products;

•	attractive and different packaging;

•	branded product advertising; and

•	pricing and promotion.

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

OUR MANAGEMENT CONCLUDES THAT OUR DISCLOSURE CONTROLS AND PROCEDURES WERE NOT EFFECTIVE, WHICH MAY PREVENT US FROM FILING REPORTS REQUIRED BY APPLICABLE LAWS AND REGULATIONS WITHIN THE TIME FRAME REQUIRED BY THE APPLICABLE RULES OF THE SECURITIES AND EXCHANGE COMMISSION.

Our management concludes that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the responses we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules due to that the fact that we have not completed the process of formally documenting internal controls. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports timely or prevent fraud, our business reputation and operating results could be harmed. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock,

PRODUCT LIABILITY CLAIMS AGAINST US COULD RESULT IN ADVERSE PUBLICITY AND POTENTIALLY SIGNIFICANT MONETARY DAMAGES.

As with other food producers, we are exposed to risks associated with product liability claims if the consumption of our products results in injury or illness. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses, although we do carry product liability insurance for potential product liability claims.   Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

MARKETING CLAIMS AGAINST US COULD RESULT IN ADVERSE PUBLICITY.

We are exposed to risks associated with marketing claims from our competitors. In this connection, we have received a letter from a competitor claiming that a sample of our SUSTA product contains a non-natural ingredient. This claim is more fully described in Item 1-Business- Claims from Competitor. We are currently investigating this claim and intend to take appropriate remedial action if this claim has any validity.  We cannot predict what impact such claim or resulting negative publicity would have on our business or on our brand image. If the claim were accurate, we may need to recall some or all of our product at some level of distribution. If the Company were required to undertake a recall, the recall could have a material adverse effect on the Company's financial condition and results of operations, including potential loss of reputation and future sales.

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

OUR FUTURE SUCCESS RELIES UPON SUSTA™, ALL-NATURAL, PATENT-PENDING, HEALTHY SWEETENER. THERE IS NO ASSURANCE THAT THESE PATENTS WILL BE GRANTED. EVEN IF THEY ARE GRANTED, THERE IS NO ASSURANCE THAT WE WILL HAVE THE RESOURCES TO ENFORCE THE PATENTS THROUGH LITIGATION OR OTHERWISE. THE LOSS OF EXCLUSIVE RIGHT TO SUSTA™ COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 7 months. The development and marketing of new products and the expansion of distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital of up to $5,000,000. We cannot assure that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

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

OUR COMMON STOCK IS THINLY TRADED, SO CURRENT SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES AT OR NEAR ASKING PRICES OR AT ALL.

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

CURRENT SHAREHOLDERS MAY BE SUBJECT TO DILUTION CAUSED BY CONVERSION OF OUR OUTSTANDING CONVERTIBLE DEBENTURE AND/OR EXERCISE OF OUR OUTSTANDING SERIES A, SERIES B AND SERIES C WARRANTS.

In connection with a private offering closed on August 27, 2009, we issued a number of 3-year convertible debentures, representing an aggregate principal amount of $3,173,000, which are convertible into shares of our Common Stock at $0.40 per share at any time during the term of the convertible debentures, a number of Series A Warrants to purchase 100% of the underlying shares of Common Stock of the convertible debenture at an exercise price of $0.40 per share and a number of Series B Warrants to purchase 100% of the underlying shares of Common Stock of the convertible debenture at an exercise price of $0.60 per share. Upon conversion or exercise of the convertible debenture or the Series A and Series B Warrants, in whole or in part, current shareholders will be subject to significant dilution.

In connection with a private offering closed on February 26,  2010, we issued a number of 15 month convertible debentures, representing an aggregate principal amount of $5,667,743 with a face amount of $6,517,943, and subsequently modified to $8,438,684, which are convertible into shares of our Common Stock at a modified rate of  $0.40 per share at any time during the term of the convertible debentures, a number of Series C Warrants to purchase 100% of the underlying shares of Common Stock of the convertible debenture at a modified exercise price of $0.40 per share.   Upon conversion or exercise of the convertible debenture or the Series C Warrants, in whole or in part, current shareholders will be subject to significant dilution.

OUR COMMON STOCK IS CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934 TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our Common Stock. In addition, the liquidity for our Common Stock may decrease, with a corresponding decrease in the price of our Common Stock. Our Common Stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2010 that remain unresolved.

ITEM 2.      PROPERTIES

Our principal executive offices are located at 933 E. Columbus Avenue, Suite C, Springfield, MA 01105.  Currently we do not own any real property. Our office rental expense on a monthly basis is $450. Healthy Dairy, LLC, and NXT, LLC operate from our principal executive office.

ITEM 3.      LEGAL PROCEEDINGS

On November 5, 2004, our subsidiary NXT Nutritionals, filed an application to register the SUSTA trademark on the United States Patent and Trademark Office (“USPTO”) Principal Register, which the USPTO approved and published for opposition.

On November 23, 2009, ConAgra Foods Food Ingredients Company, Inc. filed an opposition proceeding before the USPTO’s Trademark Trial and Appeal Board seeking to prevent such registration.  In the opposition proceeding, ConAgra claims that the SUSTA mark is almost identical in sight, sound, and commercial impression to ConAgra’s SUSTAGRAIN trademark, such that a likelihood of confusion exists between these two marks.  On October 28, 2010, we responded to ConAgra’s Notice of Opposition.  The parties are currently engaged in discovery.  Trial before the Trademark Trial and Appeal Board is set to begin on September 29, 2011.

We are not currently aware of any other material pending legal proceedings against us.

ITEM 4.     [REMOVED AND RESERVED]

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

Quarter Ended	High Bid ($)	Low Bid ($)
Fourth Quarter ended December 31, 2010	0.32	0.17
Third Quarter ended September 30, 2010	0.30	0.17
Second Quarter ended June 30, 2010	0.62	0.16
First Quarter ended March 31, 2010	3.22	0.52
Fourth Quarter ended December 31, 2009	3.46	1.15
Third Quarter ended September 30, 2009	1.86	0.71
Second Quarter ended June 30, 2009	2.00	0.51
March 11, 2009 to March 31, 2009	1.45	0.25

Holders

As of March 31, 2011, there were approximately 68 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion is provided as a supplement to – and should be read in conjunction with - the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains “forward-looking statements” as described in the introduction to this Form 10-K.

BUSINESS

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

We have previously been focused on expanding the distribution of SUSTA™ to the retail marketplace nationwide and, expanding the Healthy Diary® product line from the east coast to nationwide reach, and eventually expanding the Healthy Dairy® to include product lines such as cup yogurt and ice cream.  Currently we have changed our business focus of Healthy Dairy away from selling to the grocery chains and to focus on the food service category.

We have undertaken an aggressive marketing campaign and trial program.  Additionally, more traditional levers in the retail sales channel like advertising, trade incentives, price promotions, couponing, and demonstrations are being employed.  We are targeting consumer food and beverage companies to incorporate SUSTA™ into their products to provide a healthy alternative to sugar, artificial sweeteners and other natural sweeteners that do not provide the nutritional and health benefits of SUSTA™.  We also plan to continue to utilize our three high profile celebrity spokespersons, including Eddie George, Blair Underwood and Dara Torres, to help drive awareness of SUSTA™ by appearing in commercials, making public appearances, heading our cause marketing campaign and appearing on popular television shows.

We have funded our operations to date on private placement offerings of our securities.  On August 27, 2009, we completed a private offering of an aggregate subscription amount of $3,173,000 through the issuance of investment units to certain accredited investors.  Each investment unit had a purchase price of $50,000 and consisted of (i) a three year Debentures in the amount of $65,000 convertible into shares of our common stock at a conversion price of $0.40 per share, (ii) five year Series A Warrants to purchase 100% of the common stock underlying the Debenture at an exercise price of $0.40 per share, and (iii) five year Series B Warrants to purchase 100% of the common stock underlying the Debenture at an exercise price of $0.60 per share.

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

On December 6, 2010 we entered into a second modification and amendment agreement (the “Second Modification Agreement”) with the Purchasers (the “Purchasers”) holding approximately 91% of the aggregate number of (1) the  Notes, (2) Series C warrants and (3) the shares of common stock underlying the Notes and the Series C Warrants. Pursuant to the Amendment, the commencement of monthly redemption date of the Notes is extended to September 1, 2011, the maturity date of the Notes is extended to December 31, 2011 and the original issue discount is amended such that the principal amount equals each investor’s subscription amount multiplied by 1.60.  In addition the conversion price can be adjusted on the following events:

(i)
First Quarter 2011 Form 10-Q.  If the Company’s filing of its March 31, 2011 Form 10-Q with the Securities and Exchange Commission does not disclose revenue of at least $5 million for the first three months of 2011, then the Conversion Price of the Notes will decrease by $.03 on the fifth (5th) trading day after the Company files its March 31, 2011 Form 10-Q.  Notwithstanding the foregoing, if, during the five (5) trading days following the filing of the March 31, 2011 Form 10-Q, the average closing bid price is $.60 or better, the aggregate trading volume of Company common stock is at least 1.5 million shares and all of the shares underlying the Notes may be sold pursuant to an effective registration statement or Rule 144 (and the Company is then in compliance with the current public information required under Rule 144), then no adjustment to the Conversion Price will be made hereunder.

(ii)
Second Quarter 2011 Form 10-Q.  If the Company’s filing of its June 30, 2011 Form 10-Q with the Securities and Exchange Commission does not disclose revenue of at least $8 million for the first six months of 2011, then the Conversion Price of the Notes will be adjusted to equal the lesser of (i) the then effective Conversion Price and (ii) ninety (90%) percent of the average closing bid price during the five (5) trading Days following the filing of the June 30, 2011 Form 10-Q, such adjustment, if any, to occur on the fifth (5th) trading day following the Company’s filing of its June 30, 2011 Form 10-Q.  Notwithstanding the foregoing, if, during the five (5) trading Days following the filing of the June 30, 2011 Form 10-Q, the average closing bid price is $.60 or better, the aggregate trading volume of Company common stock is at least 1.5 million shares and all of the shares underlying the Notes may be sold pursuant to an effective registration statement or Rule 144 (and the Company is then in compliance with the current public information required under Rule 144), then no adjustment to the Conversion Price will be made hereunder.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.

RESULTS OF OPERATIONS

The following table sets forth the summary income statement for the years ended December 31, 2010 and 2009:

	Year ended
	December 31, 2010	December 31, 2009
Sales - Net of slotting fees and discounts	$187,516	$905,728
Gross Profit (Loss)	$(246,083)	$(63,624)
General and Administrative Expenses	$(3,591,276)	$(6,906,598)
Other Expenses - net	$(13,565,377)	$(16,982,672)
Net Loss	$(17,402,736)	$(23,952,894)
Loss per Share - Basic and Diluted	$(0.38)	$(0.68)

For the years ended December 31, 2010 and 2009, the Company reported a net loss of $(17,402,736), or $(0.38) per share and net loss of $(23,952,894) or $(0.68) per share, respectively. The change in net loss between the year ended December 31, 2010 and 2009 was primarily attributable to following significant events:

●
The Company has shifted its Healthy Dairy sales focus from sales to grocery chains to the food service category.  We have only recorded a limited number of Healthy Dairy sales since this shift in focus.   The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company had experienced limited sales on the SUSTA product during 2009, but approximately 80% of 2010 sales were derived from the natural sweetener product. Net sales decreased by approximately $718,212 for year ended December 31, 2010 as compared to December 31, 2009.  The corresponding cost of sales decreased in line with the decrease in sales.

●	Advertising expense decreased by $2,402,175.

●	Stock based compensation decreased by $3,660,106.

●
The Company incurred a loss on extinguishment of debt in the amount of $9,845,860 during the year ended December 31, 2010.  This loss was associated with the First and Second Modification and Amendment Agreement by and between the Company and the investors in the 2010 Original Issue Discount Senior Convertible Note issuance.

●
In addition to the loss on extinguishment, the Company also fully amortized the discounts associated with the 2010 Original Issue Discount Senior Convertible Note issuance.  This amortization resulted in expenses of $6,517,904 being fully amortized to interest expense during the year ended December 31, 2010.

●	The Company fully amortized to interest expense the debt issue cost in the amount of $726,988 during the year ended December 31, 2010.

●
The Company incurred a loss on extinguishment of debt in the amount of $15,603,551 during the year ended December 31, 2009.  This loss was recognized when the 2009 bridge investors converted into the new offering which was closed on August 27, 2009.

●
Other income and expenses – net and was also effected by the recording of the derivative expense of $(8,590,802) and the change in fair market value of the derivative liability in the amount of $13,763,391  in relation to the accounting associated with embedded derivatives in the 2010 secured convertible note offering.  The change in fair value was primarily attributable to the significant decrease in the Company’s per share value as quoted on the Over-the Counter Bulletin Board.

Sales: Despite our focus on expanding distribution of SUSTA and Healthy Dairy products nationwide, sales decreased by approximately 79.0% to $187,516 during the year ended December 31, 2010, from $905,728 during the corresponding December 31, 2009. The Company has shifted its Healthy Dairy sales focus from sales to grocery chains to the food service category. We are yet to record significant sales from this change in focus. The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company had experienced limited sales on the SUSTA product during 2009, but approximately 80% of 2010 sales were derived from the natural sweetener product.  Net revenues decreased by $718,212 for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The corresponding cost of sales decreased in line with the decrease in revenue.  The Company is challenged with current pricing of our cost of sales and we are actively trying to lower both our manufacturing costs and our ultimate sales price to the consumer.

Gross Loss: Gross loss decreased by approximately of $182,000 during the year ended December 31, 2010 as compared to the year ended December 31, 2009.  This decrease is primarily attributable to offering significant discounts and favorable terms with our distributors and customers in an effort to maintain and increase brand awareness, as well as in increase in slotting fees.  The Company also realized an increase in the cost of raw materials during the year ended December 31, 2010 as compared to December 31, 2009.

General and Administrative Expense: General and administrative expenses decreased by 48% during the year ended December 31, 2010, as compared to the year ended December 31, 2009.  During the year ended December 31, 2009, the Company completed a reverse recapitalization with a public shell company.  The Company incurred significant fees to complete this transaction.  During the year ended December 31, 2010, an increase in professional fees related to investor relations and directors’ fees was offset by a significant decrease in accounting, consulting and legal fees which were significantly higher in the comparative year of 2009 based on the above noted reverse merger. The Company also issued approximately $4.5M in stock based compensation during the year ended December 31, 2009 as compared to $1.1M during the comparable year ended December 31, 2010. During 2010, Advertising expense decrease in approximately $2.4M.

Other Expenses - net: Other income and expenses – net decreased by approximately $3,417,295 to $(13,565,377) for the year ended December 31, 2010 as compared to $(16,982,672) during the corresponding year ended December 31, 2009.

●
The Company incurred a loss on extinguishment of debt in the amount of $9,845,860 during the year ended December 31, 2010.  This loss was associated with the Modification and Amendment Agreement by and between the Company and the investors in the 2010 Original Issue Discount Senior Convertible Note issuance.

●
In addition to the loss on extinguishment, the Company also fully amortized the discounts associated with the 2010 Original Issue Discount Senior Convertible Note issuance.  This amortization resulted in expenses of $6,517,904 being fully amortized to interest expense during the year ended December 31, 2010.

●
During the year ended December 31, 2009 the Company recorded a loss on extinguishment of debt of $15,603,551 when bridge investors mandatorily converted into a new offering which was closed on August 27, 2009.

●	The Company fully amortized to interest expense the debt issue cost in the amount of $726,988 during the year ended December 31, 2010.

●
Other income and expenses – net and was also effected by the recording of the derivative expense of $(8,590,802) and the change in fair market value of the derivative liability in the amount of $13,763,391  in relation to the accounting associated with embedded derivatives in the 2010 secured convertible note offering.  The change in fair value was primarily attributable to the significant decrease in the Company’s per share value as quoted on the Over-the Counter Bulletin Board.

Going Concern: As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(17,402,736) during the year ended December 31, 2010, and as of that date, the Company’s current liabilities exceeded its current assets by $11,076,205. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company plans to address this concern by doing the following:

▪           Raising additional capital through convertible note offerings

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2010 compared to December 31, 2009.

	Year ended
	December 31, 2010	December 31, 2009	Increase/(Decrease)
Current Assets	$2,212,843	$291,206	$(1,921,637)
Current Liabilities	$13,289,048	$1,826,899	$(11,462,149)
Working Capital (Deficit)	$(11,076,205)	$(1,535,693)	$(9,540,512)

As of December 31, 2010, we had a working capital deficit of $11,076,205 as compared to a working capital deficit of $1,535,693 as December 31, 2009, a decrease of $9,540,512. The decrease is primarily a result of the Company entering into the 2010 secured convertible note offering. And subsequently modifying and amending such offering.  The Company’s sales have decreased by approximately $718,212. The decrease is also attributable to a $2.9M derivative liability that was recorded in connection with the 2010 secured convertible note offering.

Net cash used for operating activities for the years ended December 31, 2010 and 2009 was $(3,035,079) and $(2,115,070), respectively. The Net Loss for the years ended December 31, 2010 and 2009 was $(17,402,736) and $(23,952,894), respectively.

Net cash obtained through all financing activities for year ended December 31, 2010 was $4,628,755 as compared to $1,909,326 for the year ended December 31, 2008.

We believe that our existing available cash will enable us to meet our working capital requirements for at least the next 7 months. Our estimated working capital requirement for the next 7 months is $1,100,000 with an estimated burn rate of $142,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.

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

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. The Company believes that the proposed standard, as currently drafted, will have neither a material impact on its reported financial position and reported results of operations, nor a material impact on the liquidity of the Company.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

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

Share-Based Compensation - US GAAP requires public companies to expense employee share-based payments (including options, warrants, restricted stock units and performance stock units) based on fair value.  We must use our judgment to determine key factors in determining the fair value of the share-based payment, such as volatility, forfeiture rates and the expected term in which the award will be outstanding.

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

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the binomial option-pricing model.

Debt Issue Costs and Debt Discount -These items are amortized over the life of the debt to interest expense.  If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Beneficial Conversion Feature - For convertible debt issued in 2009, the convertible feature of the convertible notes (See Note 4 to our consolidated financial statements) indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt discount.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NXT NUTRITIONALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of; NXT Nutritionals Holdings, Inc.

We have audited the accompanying consolidated balance sheet of NXT Nutritionals Holdings, Inc. and Subsidiaries, as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements arc the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NXT Nutritionals Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss of $17,402,736 and net cash used in operations of $3,035,079 for the year ended December 31, 2010; and a working capital deficit and stockholders' deficit of $11,076,205 and $12,547,616, respectively, at December 31, 2010, These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A

Boca Raton, Florida
 March 31, 2011

551 NW 77th Street Suite 201 • BOCa Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bettnancps.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets

Assets:
Cash	$1,662,130	$68,454
Accounts receivable	119,070	72,642
Inventories	431,643	150,110
Total Current Assets	2,212,843	291,206

Debt Issuance Costs - net	25,548	46,590

Total Assets	$2,238,391	$337,796

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$654,963	$607,695
Loans payable - related parties	332,126	715,626
Loan payable - other	208,500	100,000
Accrued interest payable	59,035	41,125
Registration rights payable	608,840	362,453
Convertible notes payable - net of debt discount	8,438,684	-
Derivative liabilities	2,986,900	-
Total Current Liabilities	13,289,048	1,826,899

Convertible notes payable - net of debt discount	1,496,959	1,830,605
Total Long-Term Liabilities	1,496,959	1,830,605

Total Liabilities	14,786,007	3,657,504

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
49,408,068 and 39,971,745 shares issued and outstanding, respectively	49,408	39,972
Additional paid in capital	32,822,477	24,657,084
Accumulated deficit	(45,419,501)	(28,016,765)
Total Stockholders' Deficit	(12,547,616)	(3,319,708)

Total Liabilities and Stockholders' Deficit	$2,238,391	$337,796

See Accompanying Notes to Financial Statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
	2010	2009

Sales - net of slotting fees and discounts	$187,516	$905,728

Cost of sales	433,599	969,352

Gross loss	(246,083)	(63,624)

General and administrative expenses	3,591,276	6,906,598

Loss from operations	(3,837,359)	(6,970,222)

Other Income (Expenses)
Interest expense	(8,616,218)	(1,016,718)
Interest income	7,499	-
Loss on extinguishment of debt	(9,845,860)	(15,603,501)
Derivative expense	(8,590,802)	-
Change in fair market value of derivative liability	13,763,391	-
Registration rights expense	(283,387)	(362,453)

Total Other Income (Expenses) - Net	(13,565,377)	(16,982,672)

Net Loss	$(17,402,736)	$(23,952,894)

Net Loss per Common Share - Basic and Diluted	$(0.38)	$(0.68)

Weighted Average Number of Common Shares Outstanding	45,787,226	35,032,563

See Accompanying Notes to Financial Statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2008	34,619,195	$34,619	$1,915,484	$(4,063,871)	$(2,113,768)

Recapitalization		-	25,000	-	25,000

Stock based compensation	3,881,305	3,881	4,453,509	-	4,457,390

Conversion of accounts payable to common stock	56,200	56	70,194	-	70,250

Conversion of convertible notes	1,415,045	1,416	564,602	-	566,018

Stock purchase warrants issued for services	-	-	280,000	-	280,000

Beneficial conversion features	-	-	2,127,700	-	2,127,700

Extinguishment of convertible notes	-	-	15,220,595	-	15,220,595

Net loss for the year ended December 31, 2009	-	-	-	(23,952,894)	(23,952,894)

Balance, December 31, 2009	39,971,745	$39,972	$24,657,084	$(28,016,765)	$(3,319,708)

Conversion of convertible notes	5,656,524	5,656	2,256,954	-	2,262,610

Exercise of warrants	1,509,799	1,510	(1,510)	-	-

Stock issued for services	2,270,000	2,270	607,790	-	610,060

Stock options issued	-	-	467,224	-	467,224

Reclassification of APIC when derivative ceases to exist	-	-	4,834,934	-	4,834,934

Net loss for the year ended December 31, 2010	-	-	-	(17,402,736)	(17,402,736)

Balance, December 31, 2010	49,408,068	$49,408	$32,822,477	$(45,419,501)	$(12,547,616)

See Accompanying Notes to Financial Statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,402,736)	$(23,952,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	748,030	35,710
Amortization of debt discount	7,848,508	883,367
Stock based compensation	1,077,284	4,457,390
Warrants issued as consulting fee	-	280,000
Loss on extinguishment of debt	9,845,860	15,603,501
Derivative expense	8,590,802	-
Change in fair market value of derivative liability	(13,763,391)	-
Registration rights expense	283,387	362,453
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(46,428)	135,527
Prepaid expenses	-	33,000
Inventories	(281,533)	(82,552)
Increase (Decrease) in:
Accounts payable and accrued expenses	47,228	41,082
Accrued interest payable - related parties	17,910	39,981
Accrued interest payable - convertible notes	-	48,365
Net Cash Used in Operating Activities	(3,035,079)	(2,115,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	-	25,000
Proceeds from loan payable - other	-	100,000
Proceeds from issuance of convertible notes	5,667,743	2,576,000
Debt issuance costs paid in cash	(726,988)	(82,290)
Payment on loans - related parties	(45,000)	(509,384)
Repayment on loans payable- other	(230,000)	-
Payments on convertible notes	-	(200,000)
Liquidated damage payment on registration rights	(37,000)	-
Net Cash Provided By Financing Activities	4,628,755	1,909,326

Net Increase (Decrease) in Cash	1,593,676	(205,744)

Cash - Beginning of Year	68,454	274,198

Cash - End of Year	$1,662,130	$68,454

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income Taxes	$-	$-
Interest	$-	$8,263

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$5,667,743	$-
Beneficial conversion feature on convertible notes	$-	$2,127,700
Original issue discount	$850,201	$590,400
Conversion of note payable in recapitalization	$-	$25,000
Conversion of convertible note payable to common stock	$2,262,610	$566,018
Reclassification of derivative liability to paid in capital when derivative ceases to exist	$4,834,934	$-
Exercise of cashless warrants	$1,510	$-
Stock issued to settle account payable	$-	$70,250
Accrued interest converted to convertible notes	$-	$81,940

See Accompanying Notes to Financial Statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2010 and 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

As of December 31, 2010 the Company had cash in bank accounts which exceeded the federally insured limits by $1,235,498.

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

At December 31, 2010 and 2009, respectively, the Company did not record an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.
	December 31, 2010	December 31, 2009
Work in process	$285,769	$90,594
Finished goods	145,874	59,516
	$431,643	$150,110

Debt Issue Costs and Debt Discount

These items are amortized over the life of the debt to interest expense.  If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is expensed.

Beneficial Conversion Feature

For convertible debt issued in 2009, the convertible feature (See Note 4) indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt discount.

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
December 31, 2010 and 2009

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

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the binomial option-pricing model. At December 31, 2010 and December 31, 2009, respectively, the Company had derivative liabilities in the amounts of $2,986,900 and $0, respectively.

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

Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for smoothie products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.  As of December 31, 2010 and December 31, 2009, the Company had no reserves.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues.  During the years December 31, 2010 and 2009, the Company recorded slotting fees and discounts of $290,324 and $127,269, respectively.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the products. Costs include product development, freight, packaging and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Year Ended December 31, 2010	Year Ended December 31, 2009
$617,787	$3,019,962

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010 and 2009, respectively, the Company did not record any liabilities for uncertain tax positions.

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

The Company had the following potential common stock equivalents at December 31, 2010:

Convertible debt – face amount of $2,001,128, conversion price of $0.40	5,002,820
Convertible debt – face amount of $8,438,684, conversion price of $0.40	21,096,710
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	19,735,634
Common stock warrants, conversion price of $0.40 (Series “C”)	7,495,635
Stock options, exercise price $0.22	2,123,750
Total common stock equivalents	55,454,549

The Company had the following potential common stock equivalents at December 31, 2009:

Convertible debt – face amount of $3,665,338, conversion price of $0.40	9,163,345
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	21,906,781
Total common stock equivalents	31,070,126

Since the Company reflected a net loss in 2010 and 2009, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. The Company believes that the proposed standard, as currently drafted, will have neither a material impact on its reported financial position and reported results of operations, nor a material impact on the liquidity of the Company.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $17,402,736 and net cash used in operations of $3,035,079 for the year ended December 31, 2010; and has a working capital deficit of $11,076,205 and a stockholders’ deficit of $12,547,616.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Reverse Recapitalization and Debt

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
December 31, 2010 and 2009

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

(C)	Loans Payable – Related Parties

On March 7, 2008, the Company entered into a loan agreement with a related party to borrow an up to $388,500, of which $120,274 was advanced, with no stated terms, during December 2007. An additional $268,226 was advanced during 2008. These loans bear interest at 6% with a default rate of interest of 12%.  The loans are secured by all assets of the Company.  The Company repaid $90,000 of these advances in May 2009,  The Company reclassified the loan to loans payable – other when the noteholder no longer was a benefical owner.

In December 2009, a Director loaned the Company $25,000.  The loan bore no interest, was not secured and was due on demand.  The Company repaid the $25,000 during February 2010.

The following is a summary of loans payable – related parties:

Balance – December 31, 2008	$1,200,010
Advances	25,000
Repayments	(509,384)
Balance – December 31, 2009	715,626
Repayments	(45,000)
Transfer of related party loan to loan payable – other	(338,500)
Balance – December 31, 2010	$332,1216

(D)	Loans Payable – Other

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

The Company reclassified a loan from a former related party to loans payable – other in the amount of $338,500.  The loan was due on March 7, 2010. The Company repaid $130,000 during 2010.  On October 31, 2008, the default provisions were waived. At December 31, 2010 and 2009, the Company accrued $59,035 and $41,125, respectively.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

(E)	2010 Original Issue Discount Senior Secured Convertible Note Offering

On February 26, 2010, the Company completed a secured convertible notes and warrants offerings, which was modified and amended on September 1, 2010, and modified and amended again on December 6, 2010.  The notes originally matured 15 months after the original issue date, but were ultimately modified and amended to a December 31, 2011 maturity.  The original principal of the notes was $6,517,944 with an original issue discount of $850,201. The gross proceeds raised were $5,667,743, of which the Company received approximately $4,940,755 in net proceeds. The Company paid $726,988 in debt issuance costs. The new face amount of the secured convertible notes after the second amendment is $8,438,684. The Notes contained the following features:

i.	Conversion price at issuance: $1.00
ii.	Modified conversion price as of December 6, 2010: $0.40
iii.
Registration rights – the Company is required to file a registration statement within 30 days of the close of the offering.  If the Company fails to file such registration statement, the Company will incur liquidated damages of 0.5% of the aggregate amount raised in the offering.  The maximum liquidated damages are capped at 6.0% of the aggregate amount raised in the offering.  The Company obtained an effective registration on February 14, 2011.

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

The Company also issued the note holders one stock purchase warrant (Series C) with a maturity of 5 years and a $1.25 exercise price, which was modified and amended to $0.40.  The stock purchase warrants contain cashless exercise provisions.  The Company issued a total of 6,517,944 stock purchase warrants in this offering. The new face amount of the warrants after the second amendment is 7,495,635.

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

The Company measured the fair value of the derivative liabilities using a binomial lattice valuation model.

The fair value of the derivative liabilities are summarized as follow:

Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Original Issue Discount Senior Secured Convertible Note Offering	$14,258,545
Mark to market adjustments for the year ended December 31, 2010:	(13,763,391)
Reclassification to paid in capital when derivative liability ceases to exist	(4,834,934)
Fair value of the Modified and Amended Agreements	7,326,680
Derivative liability balance at December 31, 2010	$2,986,900

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company recorded the fair value of the derivative liabilities to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded a derivative expense at issuance in the amount of $8,590,802.

The fair value of the derivative liabilities at issuance was based upon the following management assumptions:

Exercise price	$1 - $1.25
Expected dividends	0%
Expected volatility	200%
Expected term: conversion feature	1.25 years
Expected term: warrants	5 years
Risk free interest rate	0.35% - 2.3%

Modification and Amendment of 2010 Original Issue Discount Senior Secured Convertible Note (Extinguishment Accounting)

The Company determined that the First and Second Modification and Amendment of the debt instruments on September 1, 2010 and December 6, 2010, resulted in debt instruments being exchanged with substantially different terms and applied extinguishment accounting resulting in a loss on extinguishment of debt as follows:

Description	Date of Modification
First Modification	September 1, 2010	$3,726,410
Second Modification	December 6, 2010	6,119,450
Loss on extinguishment of debt		$9,845,860

The Company compared the present value of both old and new debt as well as the fair value of the warrants granted in the new offering.  The Company determined that the present value of the cash flows associated with the new debt instruments exceeded the present value of the old debt instruments by more than 10%.

The terms of the second modification and amendment agreement are as follows:

i.	Original issue discount is increased to 60% for outstanding notes from 15%,
ii.	Warrants will increase by fifteen percent.
iii.	Commencement of monthly redemptions are extended to December 31, 2011,
iv.
Revenue target 1 – If the company does not recognize $5 million in sales for the three months ended March 31, 2011, the conversion rate will be adjusted to $0.30 unless the average closing trading price is $0.60 or better,

v.
Revenue target 2 – If the company does not recognize $8 million in sales for the six months ended June 30, 2011, the conversion rate will be adjusted to 90% of the average closing bid price unless the average closing trading price is $0.60 or better.

Modification and Amendment Fair Value

At September 1, 2010 and December 6, 2010, the Company remeasured the modified and amended derivative liabilities, and recorded a derivative liability of $3,726,410 at September 1, 2010 and a derivative liability of $3,600,270 at December 6, 2010.  The following management assumptions were considered:

Exercise price	$0.40
Expected dividends	0%
Expected volatility	200%- 360%
Risk fee interest rate	0.22 – 1.53%
Suboptimal exercise factor	1.5
Expected life of conversion features	.92 – 1.07 years
Expected life of Series C Warrants	4.13 – 4.49 years

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Mark to Market

At December 31, 2010, the Company remeasured the derivative liabilities, and recorded a fair value adjustment of $418,420.  The following management assumptions were considered:

Exercise price	$0.40
Expected dividends	0%
Expected volatility	360%
Risk fee interest rate	0.30 – 1.50%
Suboptimal exercise factor	1.5
Expected life of conversion features	1 year
Expected life of Series C Warrants	4.13 – 4.16 years

Conversions

During the year ended December 31, 2010, 6 note holders converted principal in the amount of $598,400 into 1,496,000 shares of the Company’s common stock at a conversion rate of $0.40.

The 2010 Original Issue Discount Senior Secured Convertible Notes are summarized as follow:

Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Original Principal amount at issuance	$6,517,944
Less debt discount at issuance	(6,517,944)
Accretion of debt discount	6,517,944
Increase in principal, as modified in the December 6, 2010 Modification and Amended Agreement	1,920,740
Note balance at December 31, 2010	$8,438,684

(F)	Convertible Debt and Warrants

1.	2008 Convertible Debt
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
December 31, 2010 and 2009

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

ii.	Conversion price is $0.40 for Series “A” and $0.60 for Series “B”.
iii.	Expiration of 5 years
e.	The new offering has no stated interest, and no debt discount was computed since no proceeds were raised.

5.	Mandatory Conversions (see Note 4(F)(1)(A) above)
a.	On August 27, 2009, the 2008 debt and 2009 debt #1 were converted into a new offering since the Company raised the minimum $2,000,000.
b.	Principal of $1,195,000 and accrued interest of $81,890, totaling $1,276,890, and was converted into:
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

d.	During the year ended December 31, 2010, 15 note holders converted principal in the amount of $1,664,210 into 4,160,524 shares of the Company’s common stock at a conversion rate of $0.40.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

7.	Debt discount associated with 2009 debt #2

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

(G)	Registration Rights Penalty

In connection with the issuance of the 2008 and 2009 convertible debt, all convertible note holders were entitled to liquidated damages, which provide for a payment in cash equal to a maximum of 9% of the total offering price for all debt proceeds raised.  The Company was required to file an S-1 registration statement 60 days after the offering closed.  The closing date of the offering was August 27, 2009; therefore the 60th day was October 26, 2009.  Furthermore, the Company was required to have this S-1 registration declared effective within 120 days (December 25, 2009) or within 150 days (January 24, 2010) if a full SEC review is done. The registration statement went effective on February 14, 2011.

The Company has evaluated the registration rights provision for the 2008 and 2009 convertible debt and has determined the probability of incurring liquidated damages. The Company recorded the full 9% penalty.

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

The Company filed a registration on Form S-1 with the Securities Exchange Commission on April 21, 2010.  As of December 31, 2010, the registration had not been declared effective. The Company has accrued for the liquidated damages as follows:

Balance as of January 1, 2009		$-

Gross 2009 and 2008 raised	$4,027,256

Maximum penalty	9%	$362,453

Balance as of December 31, 2009		$362,453

Gross 2010 proceeds raised	$5,667,743

Penalty for late filing of registration statement	0.50%	28,339

Penalty for not being declared effective	0.045%	255,048

Less: payments made		(37,000)
Balance as of December 31, 2010		$608,840

The registration statement was declared effective on February 14, 2011.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

(H)	Debt Issuance Costs

In connection with raising convertible debt during 2010, the Company paid debt issue costs of $726,988.  During the year ended December 31, 2010, the Company fully amortized ($726,988) the debt issuance costs in connection with the modification and extinguishment of the convertible debt, reference Note 4(E).

In connection with raising convertible debt, the Company paid debt issue costs to a family member of the Chairman of the Board totaling $82,300.  During December 31, 2010, the Company amortized $21,042. The Company amortized $35,710 during December 31, 2009.  The remaining $25,548 will be amortized over the remaining maturity of the debt.

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

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2010, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs

Derivative Liabilities	$-	$2,986,900	$-
Total	$-	$2,986,900	$-

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

Note 6 Stockholders Deficit

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
December 31, 2010 and 2009

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

On December 2, 2009, the Company entered into an agreement with a celebrity spokesperson in return for the ability to use the celebrity’s name and likeness, the Company agreed to issue the celebrity 3,000,000 shares of the Company’s common stock.  The shares vest over a period as follows: 1,000,000 shares on December 2, 2009, 1,000,000 shares each on December 31, 2011 and 2012. On December 2, 2009, the Company issued the first 1,000,000 shares of common stock, having a fair value of $2,280,000 ($2.28/share) based upon the quoted closing trading price. During 2010, the Company and the celebrity agreed to terminate the contract.  The termination agreement is currently in negotiation.

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

During the year ended December 31, 2010, 4 warrant holders exercised 2,171,147 stock purchase warrants utilizing the cashless exercise provision for 1,509,799 shares of the Company’s common stock.

On October 8, 2010, the Company issued a consultant 200,000 shares for services rendered at a fair value of  $42,000 ($0.21/share) based upon the quoted closing price trading price.   The consultant is related to a member of the Company’s board of directors.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

(B)	Stock Options

On November 12, 2010, the Company adopted the 2010 Incentive Stock Plan (“the Plan”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed 30,000,000 plus an increase of an the first day of each fiscal year, beginning in 2010. The Plan indicates that the exercise price of an award is equivalent to the market value of the Company’s common stock on the grant date.

On November 12, 2010, the Company's board of directors authorized the issuance of 8,495,000 and 7,265,000 stock options for fiscal year 2010 and fiscal year 2011, respectively, having a total fair value of $3,467,194, which vest over a 4 year term.  These options expire between November 12, 2020 and November 12, 2021.

The Company applied fair value accounting for all share based payment awards. The fair value of each plain-vanilla option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the year ended December 31, 2010 is as follows:

Exercise price	$0.22
Expected dividends	0%
Expected volatility	360%
Risk fee interest rate	2.8%
Expected life of option	7 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – January 1, 2010	-
Granted	15,760,000	$0.22
Exercised	(-)	$0.22
Forfeited	(-)	$-
Balance – December 31, 2010 – outstanding	15,760,000	$0.22 .32	9.90 years	$-
Balance – December 31, 2010 – exercisable	2,123,750	$0.22	9.90 years	$-

Grant date fair value of options granted – 2010		$3,467,194
Weighted average grant date fair value – 2010		$0.22

Outstanding options held by related parties – 2010	15,760,000
Exercisable options held by related parties – 2010	2,123,750
Fair value of stock options granted to related parties - 2010	$3,467,194

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2009	21,906,781	$0.40
Exercisable – December 31, 2009	21,906,781	$0.40
Granted	7,495,635	$0.40
Exercised	(2,171,147)	$0.40
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2010	27,231,269	$0.40
Exercisable – December 31, 2010	27,231,269	$0.40

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	27,231,269	3.52 years	$0.40	27,231,269	$0.40

At December 31, 2010 and December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $20,080,402, respectively.

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

●      3 year term
●      $240,000 annual salary of which $120,000 deferred during the year ended December 31, 2010

During 2011, the Company entered a new agreement with the CEO.  The new agreement includes a provision retrospectively granting the CEO deferred compensation for the year ended December 31, 2010 in the amount of $120,000.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

(2)	CFO
●      2 year term
●
200,000 shares of the Company’s common stock, having a fair value of $2,000 ($0.01/share), based upon the fair value of services rendered to third parties for services rendered.  These shares will vest 25,000 shares per quarter.  As of December 31, 2010, the CFO vested in the 200,000 shares of the stock award.

●	$3,500/month for financial service preparation and an hourly rate for engagements in addition to financial statement preparation. The fees are paid to an accounting firm where the CFO is an employee.
●	The agreement expired on February 12, 2011. The CFO is currently working on a verbal agreement for $6,500 per month, fixed fee..

(3)	COO

On January 26, 2010, the Company entered into an employment agreement with its Chief Operating Officer. The terms of the agreements are as follows:

●	3 year term
●	$20,000 monthly base salary of which 50% may be deferred until the termination of the contract or a change in control. The Company deferred the $120,000 during the year ended December 31, 2010.

●	Stock compensation which vests as follow:

i.
400,000 shares of the Company’s common stock As of December 31, 2010, the COO has vested in the first 280,000 shares of the stock award.  The Company recorded an expense of $65,240 or ($0.23/share) during year ended December 31, 2010.

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

On September 23, 2010, the Company entered into an employment agreement with its Executive Vice President.  The employment agreement had an effective date of January 1, 2010. The terms of the agreements are as follows:

•	3 Year Term
•	$9,500 monthly base salary
•	Participation in bonus compensation program, maximum bonus of 100% annual salary
•	Stock compensation as follows:
i.	25,000 monthly from August 1, 2010 through October 31, 2010; of which the first two 25,000 share issuances were granted during the year ended December 31, 2010 at a value of $61,300 and $0.25/share.
ii.	Additional 180,000 shares of the Company’s common stock shall be granted on December 31, 2010
iii.	180,000 shares shall be granted during the year ended December 31, 2011
iv.	180,000 shares shall be granted during the year ended December 31, 2012

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Note 8 Income Taxes

At December 31, 2010, the Company has a net operating loss carry-forward of approximately $4,831,000 available to offset future taxable income expiring through 2030. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2010 was $6,140,000. The net change in valuation allowance during the year ended December 31, 2010 was an increase of $4,689,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

Significant deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009
Gross deferred tax assets:
Net operating loss carryforward	$1,945,000	$929,000
Amortization of debt discount and debt issue costs	3,832,000	370,000
Accrued salary	103,000	6,000
Registration rights	260,000	145,000
Total deferred tax assets	6,140,000	1,451,000
Less: valuation allowance	(6,140,000)	(1,451,000)
Deferred tax asset - net	$-	$-

There was no income tax expense for the years ended December 31, 2010 and 2009 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2010 and 2009, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 9.5% for State Corporate taxes, the blended rate used was 41%), as follows:

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

	2010	2009

Expected tax expense (benefit) – Federal	$(5,355,000)	$(7,370,000)
Expected tax expense (benefit) – State	(1,653,000)	(2,275,000)
Non-deductible stock compensation	434,000	1,908,000
Non-deductible meals and entertainment	4,000	3,000
Derivative Expense	3,460,000	-
Change in fair market value of derivative liability	(5,543,000)	-
Loss on extinguishment of debt	3,965,000	6,283
Change in Valuation Allowance	4,688,000	1,451,000
Actual tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the statement of operations:

	December 31, 2010	December 31, 2009
Tax expense (credit) at statutory rate-federal	(31%)	(31%)
State tax expense net of federal tax	(10%)	(10%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

Note 9 Concentrations

(A)	Accounts Receivable

Customer	December 31, 2010	December 31, 2009
A	51%	-%
B	37%	-%
C	-%	40%
D	-%	30%

(B)	Sales

Customer	December 31, 2010	December 31, 2009
A	40%	-%
B	15%	13%
C	-%	57%

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

(C) Accounts Payable
Vendor	December 31, 2010	December 31, 2009
A	29%	20%
B	10%	15%
C	-%	11%
D	-%	20%

(D) Purchases
Vendor	December 31, 2010	December 31, 2009
A	59%	-%
B	44%	-%
C	16%	73%
D	16%	-%
E	11%	-%

Note 10 Subsequent Events

On February 14, 2011, the Company’s registration Statement on Form S-1 went effective with the Securities and Exchange Commission.  The Company stopped accruing for liquidated damages on the 2010 Original Issue Discount Senior Secured Convertible Note Offering.

Issuance of shares for conversion of notes to common stock

From January 1, 2011 through the date of this report, 7 convertible noteholders converted principal and interest in the amount of $811,800 into 2,092,000 shares of the Company’s common stock at a conversion rate from $0.31-$0.47.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Based on this assessment, management concluded that as of December 31, 2010 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2010, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

The Company’s assessment identified certain material weaknesses which are set forth below:

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

Subsequent to December 31 2010, we have undertaken the following steps to address the deficiencies stated above:

•	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information about them and our directors will be included in the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be held on May 30, 2011, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 (the “2011 Proxy Statement”) and is incorporated herein by reference. Information about our Audit Committee may be found in the 2011 Proxy Statement. That information is incorporated herein by reference.

We have adopted a code of ethics that applies to the directors, officers and employees of the Company and each of its subsidiaries. The code of ethics is publicly available on our Website at nxtnutritionals.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Operating Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.        EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be included in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the 2011 Proxy Statement and is incorporated herein by reference.

The following table provides information generally as of December 31, 2010, the last day of fiscal 2010, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2010.

The following table provides information generally as of December 31, 2010, the last day of fiscal 2010, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders	15,760,000	$ 0.22	14,240,000
Total	15,760,000	$ 0.22	14,240,000

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be included in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services will be included in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

EXHIBIT NO.	TITLE OF DOCUMENT
2.1	Share Exchange Agreement dated February 12, 2009 by and among NXT Nutritionals Holdings, Inc. , NXT Nutritionals, Inc. and the shareholders of NXT Nutritionals, Inc. (1)
3.1	Articles of Incorporation (7)
3.2	By-Laws (5)
10.1	Employment Agreement by and between NXT Nutritionals Holdings, Inc. and Francis McCarthy (1)
10.2	Employment Agreement by and between NXT Nutritionals Holdings. Inc. and David Briones (2)
10.3	Employment Agreement by and between NXT Nutritionals Holdings, Inc. and Mark Giresi (9)
10.4	Lock-Up Agreement with Management Shareholders (1)
10.5	Licensing Agreement by and between NXT Nutritionals Holdings, Inc, and Mine O’Mine, Inc. dated November 30, 2009 (3)
10.6	Endorsement Agreement by and between NXT Nutritionals Holdings, Inc, and Eddie George dated March 3, 2010. (7)
10.7	Securities Purchase Agreement dated February 26, 2010 (4)
10.8	Security Agreement dated February 26, 2010 (4)
10.9	Subsidiaries Guarantee Agreement dated February 26, 2010 (4)
10.10	Registration Rights Agreement dated February 26, 2010 (4)
10.11	Form of Debenture (6)
10.12	Form of Series A Warrant (6)
10.13	Form of Series B Warrant(6)
10.14	Endorsement Agreement by and between NXT Nutritionals Holdings, Inc. and Blair Underwood dated April 22, 2009. (7)
10.15	Director Agreement by and between NXT Nutritionals Holdings, Inc. and David Deno dated August 30, 2009. (8)
10.16	Director Agreement by and between NXT Nutritionals Holdings, Inc. and Ann McBrien dated October 19, 2009. (8)
10.17	Director Agreement between NXT Nutritionals Holdings, Inc. and Dr. Paul S. Auerbach dated June 30, 2009. (8)
10.18	Modification and Amendment Agreement by and among NXT Nutritional Holdings, Inc. and Purchasers identified on the signature page thereto, dated September 1, 2010. (10)
10.19	Endorsement and Service Agreement by and between NXT Nutritional Holdings, Inc. and Dara Torres, dated September 21, 2010 (11)
10.20	Consulting Agreement by and between NXT Nutritionals Holdings, Inc., and Richard Kozlenko dated June 1, 2010 (12)
10.21	Employment Agreement by and between NXT Nutritionals Holdings, Inc., and Richard M. Jordan dated January 1, 2010. (12)
10.22	Bartolomei Pucciarelli Services Agreement (13)
10.23	2010 Stock Option Plan (14)
10.24	Form of Stock Option Agreement (14)
31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)
31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)
32.1	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

(1) Included as exhibits to the current report on Form 8-K filed on January 27, 2010.
(2) Included as exhibit to the current report on Form 8-K filed on February 12, 2009.
(3) Included as exhibit to the registration statement on Form S-8 filed on December 1, 2009.
(4) Included as exhibits to the current report on Form 8-K filed on March 1, 2010.
(5) Included as exhibit to the registration statement on Form SB-2 filed on November 27, 2007.
(6) Included as exhibits to the current report on Form 8-K filed on September 2, 2009.
(7) Included as exhibits to Amendment No. 1 to the registration statement on Form S-1 filed on June 17, 2010.
(8) Included as exhibits to Amendment No.2 to the registration statement on Form S-1 filed on August 4, 2010.
(9) Included as exhibit to current report on Form 8-K filed on January 27, 2010.
(10) Included as exhibit to current report on Form 8-K filed on September 2, 2010.
(11) Included as exhibit to current report on Form 8-K filed on September 22, 2010.
(12) Included as exhibit to current report on Form S-1 filed on December 30, 2010.
(13) Included as exhibit to current report on Form S-1/A filed on February 10, 2011.
(14) Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXT Nutritionals Holdings, Inc.

Date: March 31, 2011	By:	/s/Francis McCarthy
Name: Francis McCarthy
Title: President and Chief Executive Officer

Date: March 31, 2011	By:	/s/ David Briones
Name: David Briones
Title: Chief Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 31, 2011.

Signature	Title	Date

/s/Francis McCarthy	President, CEO, Secretary and Director	Date: March 31, 2011
Francis McCarthy

/s/ David Briones	Chief Financial Officer	Date: March 31, 2011
David Briones

/s/ Richard M. Jordan	Executive Vice President, General Manager, and Director	Date: March 31, 2011
Richard M. Jordan

/s/ Mark A. Giresi	Director and Chief Operating Officer	Date: March 31, 2011
Mark A. Giresi

/s/ David Deno	Director	Date: March 31, 2011
David Deno

/s/ Theodore Mandes, II	Director	Date: March 31, 2011
Theodore Mandes, II

/s/ Paul S. Auerbach	Director	Date: March 31, 2011
Paul S. Auerbach

/s/ Ann McBrien	Director	Date: March 31, 2011
Ann McBrien