Form 10-K/A
period 2010-12-31
NXT Nutritionals Holdings, Inc.
filed 2011-05-02
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☐     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

Explanatory Note

NXT Nutritionals Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on March 31, 2011 (the “Original Filing”), for the following purposes:

•	to add the information required by Part III to the Form 10-K; and

•
to amend the cover page to reflect that the Company does not have any class of securities registered under Section 12 of the Exchange Act. The Original Filing incorrectly stated that the Company’s common stock was registered under Section 12(g) of the Exchange Act.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment does not affect any other parts of, or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists certain information about the directors and executive officers of the Company:

Name	Age	Director Since	Officer Since	Position with the Company
Francis McCarthy	63	2009	2009	Director, President, Secretary and Chief Executive Officer
Mark A. Giresi	52	2009	2010	Director and Chief Operating Officer
David Briones	35	-	2009	Chief Financial Officer
Richard M. Jordan	55	2009	2009	Director, Executive Vice President and General Manager
Theodore Mandes, II	61	2009	-	Director
David Deno	52	2009	-	Director
Dr. Paul S. Auerbach	59	2009	-	Director
Ann McBrien	50	2009	-	Director

The background of each of the Company’s directors and executive officers is set forth below.

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

After his career at Pepsi-Cola, from 1996 to 2001 he was instrumental in the growth of Al’s Beverage Company from a small independent manufacturer to one of the largest independent Royal Crown Cola fountain manufacturers in the United States. In his position as Chief Operating Officer of Al’s Beverage Company, Mr. McCarthy was responsible for building and operation of one of the most modern independent fountain plants in the country.

Mr. McCarthy continued to work as an independent consultant for Proctor & Gamble and Pepsi-Cola from 2001 until 2003, when he began work with NXT, LLC and Healthy Dairy, LLC, the subsidiaries of NXT Nutritionals.

Mark A. Giresi, Chief Operating Officer, General Counsel and Director

Mark A. Giresi is a retail executive with almost 25 years of experience in various operations and legal roles in the United States and internationally. From September 2007 through February 2008, he served as Executive Vice President, for Limited Brands, Inc., a $9 billion dollar specialty retail business trading under the Victoria’s Secret, Bath & Body Works, White Barn Candle Co., and Henri Bendel brands. In that role, he led the development of the Company’s International growth strategy and the day-to-day management of the growth of Victoria’s Secret and Bath & Body Works outside of the United States.  Between May 2005 and August 2007, he served as Executive Vice President of Retail Operations, responsible for the Company’s Real Estate, Store Design and Construction, Visual Merchandising, Store Operations, and Loss Prevention and Brand Protection functions.  He was on the Executive Committee of the Company, responsible for its strategy and the overall business performance of its branded specialty retail businesses. Mr. Giresi joined Limited Brands in February, 2000 as Vice President of Store Operations. From August, 2001 until May, 2005 he served as Senior Vice President, Chief Stores Officer for the Company’s almost 4,000 retail stores.

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

Mr. Giresi has served on several philanthropic and business association boards, including the Board of Directors of the Beacon Council, the business development agency for Miami-Dade County, Florida, the Miami Philharmonic, the International Franchise Association and the Boys and Girls Clubs of Columbus, Ohio where he served as the Treasurer and a member of the Executive and Human Resources Committees. Since 2005 he has served on the Board of Directors of UFood Grille, a publicly-traded, franchised restaurant business, and since 1995 on the audit committee of Fiduciary Trust International of the South, an investment management firm.

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

David Briones, Chief Financial Officer

Since October 1, 2010, Mr. Briones has acted as the managing member of Brio Financial Group, LLC, a financial reporting consulting firm.  From January 2006 through September 2010, Mr. Briones had managed the public company and hedge fund practices at Bartolomei Pucciarelli, LLC (“BP”).  Within that capacity, Mr. Briones performed audit services, outsourced CFO functions, and/or consulted clients through difficult SEC comment periods particularly through application of complex accounting principles for a vast public company client base.  BP is a registered firm with the Public Company Accounting Oversight Board.  BP is an independent member of the BDO Seidman Alliance.

Mr. Briones has also served as the chief financial officer of Clear-Lite Holdings, Inc. since August 3, 2009. Prior to joining BP, Mr. Briones was an auditor with PricewaterhouseCoopers LLP in New York, New York.  Mr. Briones specialized in the financial services group, and most notably worked on the MONY Group, Prudential Financial, and MetLife initial public offerings.

Mr. Briones has a Bachelor of Science in Accounting from Fairfield University, Fairfield, Connecticut.  David's professional interests are complemented by a strong commitment to philanthropy and humanitarian causes. His volunteer efforts have benefited such organizations as Habitat for Humanity, New York Cares and Junior Achievement.

Richard M. Jordan, Executive Vice President, General Manager and Director

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

In 1983 Richard joined The New York State Food Merchants Association, a lobbying and trade relations firm, accepting the position of Director of Trade Relations. In 1987 he was promoted to the office of Executive Vice President and General Manager, he held this position until 1991.

Richard then served at Jordan Associates Inc., a food brokerage firm, where he oversaw the Northeast and Middle Atlantic States. Since 2005 Mr. Jordan was Director of Sales for Healthy Dairy, LLC, now a wholly owned subsidiary of NXT Nutritionals, Inc. In addition to being past President of The Catholic Institute of the Food Industry, Richard chairs a committee on the Food Industry for Covenant House. He also sits on the advisory committee for the Deborah Heart and Lung Foundation and the Calvary Hospital.

Theodore Mandes, II, Director

Theodore Mandes, II is an experienced entrepreneur, executive and investor. Mr. Mandes played professional golf until 1975, and then entered the business world as an account executive in the ladies apparel business. After a successful stint in New York, he founded Mandes and Associates. It was during this time that Mr. Mandes honed his marketing skills to make his company one of the largest agents to the trade. During his career in the apparel business, Mr. Mandes developed divisions of Federated Department Stores, May Co., JC Penny and other multiple store groups into multi-million dollar accounts for many of the major wholesale companies that his firm represented.

As an investor, Director and entrepreneur, Mr. Mandes has consistently recognized and understood trends well ahead of the rest of the market, from new innovations in apparel to developing inserts and needs for diabetic patients with conditions like peripheral neuropathy.

In 1994, he founded Bioform, Inc. with Stephen Warner, a pedorthic foot care company that dealt with orthopedic foot problems but also addressed the needs of diabetics. While developing this opportunity, the urgent need to address the alarming increase in the incidence of obesity and diabetes in the United States became apparent to Mr. Mandes.

Mr. Mandes sits on the Board of Directors of the Raymond F. Kravis Center and the Palm Beach County performing arts center. He also developed and chairs the Palm Beach Wine Auction, the most productive fundraising event for the performing arts center's award winning education department. His mission "is to further advance the educational experience of our youth - it is more than just a cause it is an ongoing obligation." Over 85,000 students have attended live performance camps and other workshops every year for the past 16 years.

David Deno, Director

Since December of 2009, David Deno has served as the Chief Financial Officer of the international division of Best Buy Co., Inc., a specialty retailer of consumer-electronics and related products and services, since December 2009. Prior to that he was a Managing Director with Obelysk Capital, a private equity firm, from May 2009 to December 2009. From January 2008 to February 2009, Mr. Deno was the President and then CEO of Quiznos LLC, an operator of quickserve restaurants. From June 2006 to February 2009, he was a Managing Director with CCMP Capital Advisors, LLC, a private equity firm. Prior to this, he had a 15-year career with YUM! Brands, Inc. where between 1999 and 2004 he served first as Chief Financial Officer and later as Chief Operating Officer. Mr. Deno was instrumental in growing YUM Brands and building shareholder value after its spinoff from PepsiCo in 1997.  Mr. Deno also held senior positions in YUM's International and Pizza Hut divisions. Prior to joining YUM, David worked for Burger King Corporation for 8 years in various finance, real estate, and operations assignments.

David Deno has also served on the Board of Directors for Peet’s Coffee since August 2006.

Dr. Paul S. Auerbach, Director

Since 2005, Dr. Paul S. Auerbach has served as Professor of Surgery in the Division of Emergency Medicine at Stanford University School of Medicine. Between 2003 through 2004, Dr. Auerbach served as the Chief Operating Officer of KAI Pharmaceuticals, Inc., a developmental and discovery pharmaceutical company.  From 1999 through 2003 he was a partner at Delphi Ventures, a venture capital firm which specializes in early-stage healthcare investing. Between 1997 and 1999, Dr. Auerbach was the Chief Operating Officer of MedAmerica, a medical practice support and consulting company.  Dr. Auerbach currently serves as a member of the Board of Directors for Pacific Partners Management Services, Inc. From 2007 through 2009, Dr. Auerbach was a Member on the Board of Directors for VitalWear and from 2008 through 2009, Dr. Auerbach also served on the Board of Directors for Med-Vantage.

In addition Dr. Auerbach is a founder and past president of the Wilderness Medical Society, editor of the definitive medical reference text Wilderness Medicine, 5th Edition, and author of Medicine for the Outdoors, which is a leading book on outdoor health for laypersons. Dr. Auerbach practices emergency medicine, teaches, performs research, and advises numerous agencies and organizations, including serving as an advisory board member to the AARP “Fat 2 Fit” Community Challenge. Dr. Auerbach has been hailed as a Hero of Emergency Medicine by the American College of Emergency Physicians. He also serves on the National Medical Committee for the National Ski Patrol. Dr. Auerbach is a recipient of numerous awards including the DAN America Award from the Divers Alert Network, Outstanding Contribution in Education Award from the American College of Emergency Physicians, a NOGI Award in 2006 from the Academy of Underwater Arts and Sciences, Diver of the Year for Science in 2008 from Beneath the Sea, and DAN/Rolex Diver of the Year in 2009.

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

From 2002 to 2006, Ms. McBrien co-founded OT OverTime, LLC, where she initiated the acquisition of a brand from Procter & Gamble, secured funding to launch a line of products nationally, and secured sales to Target, Kroger and regional chains. The company’s first year sales were over $2 million.

Ms. McBrien also served on the board of directors of Marriott Grande Ocean from 2001 through 2007.

Ms. McBrien received her BS in finance at the University of Illinois.  She was part of the Mortar Board Honor program, president of Illini Pride and president of Kappa Kappa Gamma.

Code of Ethics

The Company has adopted a Code of Ethics which applies to the Company’s officers, directors and employees.  A copy of the Company’s Code of Ethics is available on the Company’s website: nxtnutritionals.com.

The Code of Ethics has been adopted by the Board of Directors and any exceptions to the policies set forth in the Code of Ethics must be requested in writing addressed to the Audit Committee of the Board of Directors.  If an executive officer requests an exception, the request must be delivered to the Chairman of the Audit Committee and no exceptions shall be effective unless approved by the Audit Committee.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company’s (a) Principal Executive Officer, (b) Principal Financial Officer, and (c) the other three most highly compensated executive officers as specified by SEC rules (the “named executive officers”) for 2010, 2009 and 2008.

		Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)(3)	Non-Equity Incentive Plan	Non-Qualified($)	All Other Comp($) (4)	Total($)
Francis McCarthy,	2010	119,269	-			322,920		-	20,517	462,706
President, CEO	2009	121,250	-						18,000	139,250
	2008	30,423	-	6,100	(1)					36,523
										-
Mark Giresi,	2010	120,000	-	59,140		645,840		120,000	24,402	969,382
COO and Director	2009	-	-	-		-	-	-	-	-
	2008	-	-	-		-	-	-	-	-
										-
David Briones,	2010	-	-	-		-	-	-	141,500	141,500
CFO (2)	2009	-	-	-		-	-	-	49,971	49,971
	2008	-	-	-		-	-	-	-	-

(1)           On August 18, 2008, we issued 610,000 shares of our common stock valued at $.01 per share in a share exchange of the above mentioned officers and directors as compensation for founder services.

(2)           The CFO’s former accounting firm, Bartolomei Pucciarelli, LLC (“BP”), was paid cash for services rendered at a fixed rate of $39,000 per year and 200,000 shares of the Company’s common stock, vesting 25,000 shares per quarter for services related to the 2010 and 2009 financial statement preparation process. BP is entitled to additional compensation billed hourly for additional services. BP billed the Company $129,808 during the year ended December 31, 2009, of which $49,971 was paid by the Company. The overage of $90,808 was broken out between $75,000 for prior 2008 and prior restatement work and $15,000 for tax work. During 2010, BP billed the Company $65,163 and the Company paid $135,000. The overage of $26,163 was broken out between additional services required for work related to the Company’s SEC filings and tax return work. During the years ended December 31, 2010 and 2009, the full 200,000 shares of the stock award vested. The Company is yet to issue the shares to Mr. Briones, the shares have been accrued for in the financial statements, but the value is not presented in the executive compensation table. On October 1, 2010, Mr. Briones started his own consulting firm, Brio Financial Group, LLC (“Brio”).  During 2010, the Company paid Brio $6,500.

(3)           The amounts set forth represent the aggregate fair value of the awards as of the grant date, computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.”

(4)           Other compensation includes: medical insurance, car allowance, reimbursed medical expenses, and FSA allotments.

Option Grants

Grants of Plan Based Awards in Fiscal Year 2010

The following table shows for the fiscal year ending December 31, 2010, certain information regarding grants of option awards to the named executive officers and directors:

		All Other Number of Securities Underlying Option Awards Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Underlying Options (#)	Awards ($/share)	Awards ($/share)

Francis McCarthy	November 12, 2010	3,380,000	0.22	0.12
Mark Giresi	November 12, 2010	5,980,000	0.22	0.12
Richard Jordan	November 12, 2010	2,880,000	0.22	0.12
David Deno	November 12, 2010	780,000	0.22	0.12
Theodore Mandes	November 12, 2010	780,000	0.22	0.12
Paul Auerbach	November 12, 2010	780,000	0.22	0.12
Ann McBrien	November 12, 2010	780,000	0.22	0.12

All options granted on November 12, 2010 were non-statutory stock options.  The options will vest in equal installment over either four or five years.  The options were granted under a stock option plan that has not yet been approved by the Company’s shareholders.  If the shareholders do not approve the plan prior to November 2012, the options granted under the plan will terminate.

The exercise price per share underlying each option was equal to the closing market price of our Common Stock on the date of grant.

Employment Agreement with Mr. Giresi

On January 26, 2010, we entered into a three year employment agreement with Mark Giresi pursuant to which he will serve as our Chief Operating Officer. Pursuant to the agreement, Mr. Giresi is entitled to receive monthly based compensation of $20,000, with 50% of this amount to be deferred and payable in its entirety on the earlier to occur of (1) the termination of the employment term or (2) a change in control.

Under the employment agreement, we agreed to grant Mr. Giresi the following restricted stock awards (the “Stock Awards”):

•
On or before February 28, 2010, (A) 400,000 shares of our common stock of which 40,000 shall fully vest on July 1, 2010 and an additional 40,000 shares shall fully vest on the first day of each calendar month  over a ten (10) month period until April 1, 2011; and (B) 500,000 shares of our common stock, of which 40,000 shall fully vest on May 1, 2011, an additional 40,000 shares shall vest on each of June 1, August 1, September 1, October 1, 2011; and the remaining 220,000 shares shall fully vest on December 1, 2011.

•	On or before January 1, 2011, 500,000 shares of common stock which shall fully vest on December 31, 2011.

•	On or about January 1, 2012, 500,000 shares of common stock which shall fully vest on December 31, 2012.

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

In addition to the Stock Awards, we shall also be eligible to participate in and to receive annual stock options pursuant to our option plan in such amount as determined by the Board at a level commensurate with the Mr. Giresi’s position with us.

Employment Agreement with Francis McCarthy

On December 20, 2010, we entered into a three year employment agreement with Francis McCarthy pursuant to which he will serve as our Chief Operating Officer. Pursuant to the agreement, Mr. McCarthy is entitled to receive monthly based compensation of $20,000, with 50% of this amount to be deferred and payable in its entirety on the earlier to occur of (1) the termination of the employment term or (2) a change in control.

During the first year of the term, 300,000 shares of our common stock of which 30,000 shall fully vest monthly

During the second year of the term, 300,000 shares of common stock which shall fully vest on December 31, 2012.

During the third year of the term, 300,000 shares of common stock which shall fully vest on December 31, 2013.

Employment Agreement with David Briones

On February 12, 2009, we entered into a two year employment agreement with David Briones pursuant to which he will serve as our Chief Financial Officer. The Company also entered into consulting agreement with Bartolomei Pucciarelli, LLC, a related party to Mr. Briones, to provide accounting and tax services pursuant to which Mr. Briones will receive a total of 200,000 of our common shares over a two year time period. As of September 30, 2010, this consulting agreement  with Bartolomei Pucciarelli, LLC was terminated. The Company has verbally engaged Mr. Briones on a monthly basis at a rate of $6,500 per month to continue in the same capacity.

Employment Agreement with Richard Jordan

On September 23, 2010, the Company entered into an employment agreement with Richard Jordan, our Executive Vice President. The employment agreement had an effective date of January 1, 2010. The terms of the agreements are as follows:

•	3 Year Term

•	$9,500 monthly base salary

•	Participation in bonus compensation program, maximum bonus of 100% annual salary

•	Stock compensation as follows:

o	25,000 shares monthly from August 1, 2010 through October 31, 2010; of which the first two 25,000 share issuances were granted during the year ended December 31, 2010.

o	Additional 180,000 shares of the Company’s common stock shall be granted on December 31, 2010

o	180,000 shares shall be granted during the year ended December 31, 2011

o	180,000 shares shall be granted during the year ended December 31, 2012

Potential Payments and Benefits upon Change of Control

Each of the officers are entitled to full payment of their respective deferred salary and vesting of any stock based grants as provided for in each of their employment contracts in the event of a change in control.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2010 by our directors.

	Fees ($)	Stock Awards($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All other Compen-sation ($)	Total ($)

David Deno	8,000	-	96,876		-		104,876
	-
Ann Mcbrien	6,000	-	96,876		-		102,876

Paul S. Auerbach	8,000	-	96,876		-		104,876

Francis McCarthy	12,000	-	96,876		-		108,876

Mark Giresi	12,000	-	96,876		-		108,876

Theodore Mandes II	12,000		96,876		-		108,876

Richard M. Jordan	12,000	-	96,876		-		108,876

(1) The amounts set forth represent the aggregate fair value of the awards as of the grant date, computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.”

We do not currently have an established policy to provide compensation to members of our Board of Directors for services rendered in that capacity.  We plan to develop such a policy in the near future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 31, 2011, by:

•      each person known by the Company to own more than 5% of the Company’s common stock,

•      each Director and nominee for Director of the Company,

•       each of the Company’s executive officers named in the “Summary Compensation Table” and

•       all of the Company’s executive officers and Directors of the Company as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. As of March 31, 2011, we have 51,159,068 shares of Common Stock issued and outstanding.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares
Francis McCarthy, President, CEO and Director	4,136,000	*	8.08%
David Briones, CFO	200,000		**
Richard M. Jordan, Director	250,000	*	**
David Deno, Director	1,225,000	(2)	2.39%
Mark A. Giresi, Chief Operating Officer and Director	866,250	(3)	1.69%
Dr. Paul S. Auerbach, Director	493,750	(4)	**
Theodore Mandes, II, Director	1,065,000	*	2.08%
Ann McBrien, Director	250,000		**
Officers and Directors as a Group (8)	8,486,000		16.13%

* Subject to a Lock-Up Agreement dated February 12, 2009, pursuant to which these stockholders have agreed not to sell or otherwise dispose of their shares of our Common Stock for a period of 18 months from the close of the Share Exchange Agreement on February 12, 2009.

** less than 1%

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

(2)           Includes 325,000 shares of Common Stock issueable upon the conversion of certain convertible debentures, 325,000 shares of Common Stock, issueable upon the conversion of certain Series A Warrant, and 325,000 shares of Common Stock issueable upon the conversion of certain Series B Warrant, issued to Mr. Deno in the private placement closed on August 27, 2009.

(3)           Includes 81,250 shares of Common Stock issueable upon the conversion of certain convertible debentures, 81,250 shares of Common Stock issueable upon the conversion of certain Series A Warrant, and 81,250 shares of Common Stock issueable upon the conversion of certain Series B Warrant, issued to Mr. Giresi in the private placement closed on August 27, 2009.  The remaining 765,000 shares are subject to the Lock-Up Agreement dated February 12, 2009, pursuant to which Mr. Giresi agreed not to sell the shares for a period of 18 months from the close of the Share Exchange Agreement dated February 12, 2009. On August 26, 2010, we issued 80,000 shares of Common Stock to Mr. Mark Giresi as compensation for his services at par value $0.001 per share. On September 14, 2010, we issued 40,000 shares of Common Stock to Mr. Mark Giresi as compensation for services rendered. On October 5, 2010, we issued 40,000 shares of Common Stock to Mr. Mark Giresi as compensation for services rendered.

(4)           Includes 81,250 shares of Common Stock issueable upon the conversion of certain convertible debentures, 81,250 shares of Common Stock issueable upon the conversion of certain Series A Warrant, and 81,250 shares of Common Stock issueable upon the conversion of certain Series B Warrant, issued to Mr. Auerbach in the private placement closed on August 27, 2009.

Equity Compensation Plans

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

On March 7, 2008, the Company entered into a loan agreement with Ed Tubel, a former related party to borrow an amount up to $388,500, of which $120,274 was advanced, with no stated terms during December 2007. An additional $268,226 was advanced during 2008. These loans bear interest at 6% with a default rate of interest of 12%. These loans were initially due on March 7, 2010. The Company repaid $90,000 of these advances in May 2009, and an additional $90,000 was repaid in February 2010.  In November 2010, $40,000 was paid on the loan and Ed Tubel agreed to defer receipt of the balance due on the loan until such time as the company achieves profitability or raises a minimum of $10,000,000 in capital to operate the Company..

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Berman & Co., the Company’s independent registered public accountants for the fiscal years ending December 31, 2010 and 2009, performed the review of each of the Company's quarterly reports for the 2010 and 2009 fiscal years and the audit of the Company's financial statements for the years ended December 31, 2010 and 2009.

The following table presents fees billed for professional audit and other services rendered by Berman and Co. and for the periods presented.

	Fiscal 2010	Fiscal 2009

Audit Fees(1)	$118,250	$61,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$118,250	$61,500

(1)           Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services normally provided in connection with statutory and regulatory filings or engagements.

The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  During the 2010 fiscal year, 100% of the audit and tax services were pre-approved by the Audit Committee.

Item 15.	Exhibits

Exhibit No.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXT Nutritionals Holdings, Inc. By: /s/Francis McCarthy Name: Francis McCarthy Title: President and Chief Executive Officer

Date: May 2, 2011

Date: May 2, 2011	By: /s/ David Briones
Name: David Briones
Title: Chief Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.