Form 10-Q
period 2011-03-31
NXT Nutritionals Holdings, Inc.
filed 2011-05-16
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-147631

NXT Nutritionals Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

933 E. Columbus Avenue
Suite C
Springfield, MA 01105
(Address of principal executive offices) (Zip Code)

(413) 533-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 305 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

As of May 16, 2011, there were 51,259,068 shares of the registrant’s common stock outstanding.

NXT NUTRITIONALS HOLDINGS, INC.

FORM 10-Q

March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

SIGNATURE

NXT NUTRITIONALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Page(s)

Consolidated Balance Sheets as March 31, 2011 (unaudited) and December 31, 2010 –	1

Consolidated Statements of Operations Three Months Ended March 31, 2011 and 2010 (unaudited) –	2

Consolidated Statements of Cash Flows Three Months Ended March 31, 2011 and 2010 (unaudited) –	3

Notes to Consolidated Financial Statements (unaudited)	4-14

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

NXT NUTRITIONALS HOLDINGS, INC.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets

Assets:
Cash	$658,165	$1,662,130
Accounts receivable	64,610	119,070
Inventories	716,855	431,643
Total Current Assets	1,439,630	2,212,843

Debt Issuance Costs - net	21,086	25,548

Total Assets	$1,460,716	$2,238,391

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$826,381	$654,963
Loans payable - related parties	332,126	332,126
Loans payable - other	208,500	208,500
Accrued interest payable - other	62,890	59,035
Registration rights payable	608,840	608,840
Convertible notes payable - net of debt discount	7,960,684	8,438,684
Derivative liabilities	1,645,852	2,986,900
Total Current Liabilities	11,645,273	13,289,048

Convertible notes payable - net of debt discount	1,365,852	1,496,959
Total Long-Term Liabilities	1,365,852	1,496,959

Total Liabilities	13,011,125	14,786,007

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
51,845,068 and 49,408,068 shares issued and outstanding, respectively	51,845	49,408
Additional paid in capital	34,004,859	32,822,477
Accumulated deficit	(45,607,113)	(45,419,501)
Total Stockholders' Deficit	(11,550,409)	(12,547,616)

Total Liabilities and Stockholders' Deficit	$1,460,716	$2,238,391

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010

Sales - net of slotting fees and discounts	$50,190	$108,734

Cost of sales	125,130	120,724

Gross loss	(74,940)	(11,990)

General and administrative expenses	1,064,646	849,770

Loss from operations	(1,139,586)	(861,760)

Other Income (Expenses)
Interest expense	(236,009)	(1,633,430)
Derivative expense	-	(8,590,802)
Change in fair market value of derivative liability	1,187,983	7,876,004
Registration rights expense	-	(28,339)

Total Other Income (Expenses) - Net	951,974	(2,376,567)

Net Loss	$(187,612)	$(3,238,327)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.08)

Weighted Average Number of Common Shares Outstanding	50,684,412	42,701,420

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,612)	$(3,238,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	4,462	67,294
Amortization of debt discount	227,693	1,560,158
Stock based compensation	194,954	211,150
Derivative expense	-	8,590,802
Change in fair market value of derivative liability	(1,187,983)	(7,876,004)
Registration rights expense	-	28,339
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	54,460	(10,846)
Prepaid expenses	-	-
Inventories	(285,212)	(19,509)
Increase (Decrease) in:
Accounts payable and accrued expenses	171,418	(58,678)
Accrued interest payable - other	3,855	4,416
Net Cash Used in Operating Activities	(1,003,965)	(741,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	5,667,743
Debt issuance costs paid in cash	-	(726,988)
Repayment on loans - other	-	(215,000)
Net Cash Provided By Financing Activities	-	4,725,755

Net Increase (Decrease) in Cash	(1,003,965)	3,984,550

Cash - Beginning of Period	1,662,130	68,454

Cash - End of Period	$658,165	$4,053,004

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$-	$5,667,743
Original issue discount	$-	$850,201
Conversion of convertible notes payable into common stock	$836,800	$1,599,210
Reclassification of derivative liability to additional paid in capital	$153,065	$-

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 1 Nature of Operations and Basis of Presentation

Nature of Operations

NXT Nutritionals Holdings, Inc. ("Holdings) is a Delaware corporation incorporated in 2006.  On February 12, 2009, Holdings acquired NXT Nutritionals, Inc. (the “Company”, “NXT Nutritionals”, or “NXT, Inc”) a Delaware corporation incorporated in 2008.

The Company is a developer of proprietary, patent pending, healthy alternative sweeteners. The foundation and common ingredient for all of the Company’s products is the all-natural sweetener SUSTA®. The Company also sells non-fat yogurt smoothie products.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended December 31, 2010 and 2009.  The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2010 and 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

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
March 31, 2011
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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2011 and at December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

As of March 31, 2011 and December 31, 2010 the Company had cash in bank accounts which exceeded the federally insured limits by $308,072 and $1,235,498, respectively.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	March 31, 2011	December 31, 2010
Work in process	$548,573	$285,769
Finished goods	168,282	145,874
	$716,855	$431,643

Debt Issue Costs and Debt Discount

These items are amortized over the life of the debt to interest expense. If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued in 2010 and 2009, the Company provided the debt holders with an original issue discount. The original issue discount was equal to three years of simple interest at 10% of the proceeds raised. The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial Lattice Valuation Model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the binomial option-pricing model. At March 31, 2011 and December 31, 2010, respectively, the Company had derivative liabilities in the amounts of $1,645,852 and $2,986,900, respectively.

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

Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.  As March 31, 2011 and December 31, 2010, the Company had no reserves.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues.  During the three months ended March 31, 2011 and 2010, the Company recorded slotting fees and discounts of $62,898 and $1,504, respectively.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s yogurt smoothie products and the all-natural sweetener SUSTA®.  Costs include product development, freight, packaging and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
$84,467	$104,858

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

The Company had the following potential common stock equivalents at March 31, 2011:

Convertible debt – face amount of $1,642,328, conversion price of $0.40	4,105,820
Convertible debt – face amount of $7,960,684, conversion price of $0.37	21,515,362
Common stock warrants, exercise price of $0.40 (Series “A” and “C”) and $0.60 (Series “B”)	27,231,269
Stock options, exercise price $0.22	2,123,750
Total common stock equivalents	54,976,201

The Company had the following potential common stock equivalents at March 31, 2010:

Convertible debt – face amount of $2,066,128, conversion price of $0.40	5,165,320
Convertible debt – face amount of $6,517,904, conversion price of $1.00	6,517,944
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	19,735,634
Common stock warrants, conversion price of $1.25 (Series “C”)	6,517,944
Total common stock equivalents	37,936,842

Since the Company incurred a net loss in 2011 and 2010, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our unaudited interim consolidated financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

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

Note 3 Going Concern and Liquidity

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $187,612 and net cash used in operations of $1,003,965 for the three months ended March 31, 2011; and has a working capital deficit of $10,205,643 and a stockholders’ deficit of $11,550,409.

The ability of the Company to continue its operations is dependent on management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company believes that it will be required to restructure the terms of its existing indebtedness in order to attract additional capital and to avoid a default under the terms of this indebtedness. The Company is currently engaged in discussions with various third parties concerning a possible investment in the Company. These discussions are preliminary in nature and there can be no assurance that any of them will result in an additional funding.

The Company will require additional funding to meet its working capital obligations and to finance the growth of its current and expected future operations. The Company believes its current available cash along with anticipated revenues will not be sufficient to meet its working capital needs unless the Company’s obtains additional funding in the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. In the event that the Company were unable to obtain additional financing, it is likely that the Company would be required to discontinue operations.

The accompanying unaudited  interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Debt

(A)	2010 Original Issue Discount Senior Secured Convertible Note Offering

On February 26, 2010, the Company completed an offering of secured convertible notes and warrants, which were modified and amended on September 1, 2010, and modified and amended again on December 6, 2010. As of March 31, 2011, the terms of the notes are as follows:

i.	In accordance with the December 6, 2010 Modification and Amendment Agreement, the Conversion price of the related notes was modified from $0.40 to $0.37 per share.
ii.
Registration rights. The Company is required to file a registration statement within 30 days of the close of the offering.  If the Company fails to file such registration statement, the Company will incur liquidated damages of 0.5% of the aggregate amount raised in the offering. The maximum liquidated damages are capped at 6.0% of the aggregate amount raised in the offering. The Company obtained an effective registration on February 14, 2011.

iii.	Original issue discount- 60% of the cash proceeds received. The discount has been fully amortized to interest expense as of December 31, 2010.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

iv.
Full ratchet provision – The notes contain a provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

The Company also issued the note holders stock purchase warrants with a term of 5 years. The exercise price is $0.40 per share. The stock purchase warrants contain cashless exercise provisions. The warrants issued in the offering currently entitled the holders to purchase 7,495,590 shares of the Company’s common stock

In connection with the ASC 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” the Company determined that the embedded conversion feature and the warrant issuances (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for.

The Company measured the fair value of the derivative liabilities using a binomial lattice valuation model.

The fair value of the derivative liabilities are summarized as follow:

Derivative liability balance at December 31, 2010	$2,986,900
Reclassification to paid in capital when derivative liability ceases to exist	(153,065)
Mark to market adjustments for the three months ended March 31, 2011	(1,187,983)
Derivative liability balance at March 31, 2011	$1,645,852

Mark to Market

At March 31, 2011, the Company remeasured the derivative liabilities, and recorded a fair value adjustment of $1,187,983 and $153,065 as a reclassification of the derivative associated with the notes converted. The following management assumptions were considered in connection with the conversion of debt and related reclassification of derivative liabilities to Additional paid in capital and the period end remeasurement:

Exercise price	$0.37 - $0.40
Expected dividends	0%
Expected volatility	360%
Risk fee interest rate	0.30 – 2.24%
Suboptimal exercise factor	1.5
Expected life of conversion features	0.75
Expected life of Series C Warrants	3.89 – 3.91 years

Conversions

During the three months ended March 31, 2011, 3 note holders converted principal in the amount of $478,000 into 1,195,000 shares of the Company’s common stock at a conversion rate of $0.40.

The 2010 Original Issue Discount Senior Secured Convertible Notes are summarized as follow:

Convertible Notes Payable at December 31, 2010	$8,436,684
Conversion of debt into common stocks	(478,000)
Convertible Notes Payable at March 31, 2011	$7,960,684

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(B)	Convertible Debt and Warrants

During 2008 and 2009, the Company issued convertible notes and warrants to investors. The key terms of the notes are as follows:

i.	Conversion price: $0.40
ii.	Three year maturity
iii.	Original issue discount of 30%
iv.
Registration rights – the Company was required to have a registration statement filed within 60 days after the offering closed.  To date, the company has not filed a registration statement and has accrued the maximum liquidated damages penalty of 9% of the offering.

v.
Full ratchet provision – The notes contain a provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

vi.	1 Series “A” 5 Year $0.40 stock purchase warrant and 1 Series “B” 5 Year $0.60 stock purchase warrant for each convertible share

A summary of the Convertible Debt Principal is as follows:

Convertible Debt, net of debt discount as of December 31, 2010	$1,496,959
Conversion of debt into common stocks	(358,800)
Accretion of debt discount for the three months ended March 31, 2011	227,693
Convertible Debt Principal as of March 31, 2011	$1,365,852

Conversions

During the three months ended March 31, 2011, 4 note holders converted principal in the amount of $358,800 into 897,000 shares of the Company’s common stock at a conversion rate of $0.40.

Debt Discount

At issuance, the Company recorded debt discounts associated with the original issue discount and beneficial conversion features. The company is accreting the debt discount over the life of the notes. During the three months ended March 31, 2011 and 2010, the Company recorded interest expense of $227,693 and $1,560,158, respectively.

(C)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance as of December 31, 2010	$25,548
Amortization of debt issue costs during three months ended March 31, 2011	(4,462)
Balance as of March 31, 2011	$21,086

Note 5 Fair Value

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
March 31, 2011
(unaudited)

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

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs
Derivative Liabilities	$-	$1,645,852	$-
Total	$-	$1,645,852	$-

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2010, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs
Derivative Liabilities	$-	$2,986,900	$-
Total	$-	$2,986,900	$-

Note 6 Stockholders Deficit

(A)	Common Stock

During the three months ended March 31, 2011, the Company issued officers of the Company 285,000 shares for services rendered, in accordance with their respective employment agreements, at a fair value of  $65,550 ($0.21 - $0.25/share), based upon the quoted closing price trading price.

During the three months ended March 31, 2011, the Company issued a consultant 60,000 shares for services rendered, at a fair value of  $12,600 ($0.21/share), based upon the quoted closing price trading price.

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

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010 – outstanding	15,760,000	$0.22		$-
Balance – December 31, 2010 – exercisable	15,760,000	$0.22		$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance – March 31, 2011 – outstanding	15,760,000	$0.22	9.65 years	$-
Balance - March 31, 2011 – exercisable	2,123,750	$0.22	9.65 years	$-

Grant date fair value of options granted – 2011		$-
Weighted average grant date fair value – 2011		$-

Outstanding options held by related parties – 2011	15,760,000
Exercisable options held by related parties – 2011	2,123,750
Fair value of stock options granted to related parties - 2011	$-

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	27,231,269	$0.51
Exercisable – December 31, 2010	27,231,269	$0.51
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2011	27,231,269	$0.51
Exercisable – March 31, 2011	27,231,269	$0.51

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.51	27,231,269	3.27 years	$0.51	27,231,269	$0.51

At March 31, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 7 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 8 Concentrations

(A)  Accounts Receivable

Customer	March 31, 2011	December 31, 2010
A	39%	37%
B	39%	-%
C	10%	8%
D	1%	51%

(B)  Sales
Customer	March 31, 2011	March 31, 2010
A	64%	-%
B	15%	-%
C	-%	21%
D	-%	20%

(C) Accounts Payable
Vendor	March 31, 2011	December 31, 2010
A	24%	29%
B	28%	2%

(D) Purchases
Vendor	March 31, 2011	March 31, 2010
A	21%	-%
B	22%	35%
C	19%	37%
D	-%	22%

Note 9 Subsequent Event

From April 1, 2011 through May 16, 2011, one convertible note holder converted principal and of $40,000, into 100,000 shares of the Company’s common stock at a conversion rate of $0.40.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

We have funded our operations to date through private placement offerings of our securities.  On August 27, 2009, we completed a private offering of an aggregate subscription amount of $3,173,000 through the issuance of investment units to certain accredited investors.  Each investment unit had a purchase price of $50,000 and consisted of (i) a three year Debentures in the amount of $65,000 convertible into shares of our common stock at a conversion price of $0.40 per share, (ii) five year Series A Warrants to purchase 100% of the common stock underlying the Debenture at an exercise price of $0.40 per share, and (iii) five year Series B Warrants to purchase 100% of the common stock underlying the Debenture at an exercise price of $0.60 per share.

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

On December 6, 2010 we entered into a second modification and amendment agreement (the “Second Modification Agreement”) with the Purchasers (the “Purchasers”) holding approximately 91% of the aggregate number of (1) the  Notes, (2) Series C warrants and (3) the shares of common stock underlying the Notes and the Series C Warrants. Pursuant to the Amendment, the commencement of monthly redemption date of the Notes is extended to September 1, 2011, the maturity date of the Notes is extended to December 31, 2011 and the original issue discount is amended such that the principal amount equals each investor’s subscription amount multiplied by 1.60.  In addition the conversion price can be adjusted on the following events:

(i) First Quarter 2011 Form 10-Q.  If the Company’s filing of its March 31, 2011 Form 10-Q with the Securities and Exchange Commission does not disclose revenue of at least $5 million for the first three months of 2011, then the Conversion Price of the Notes will decrease by $.03 on the fifth (5th) trading day after the Company files its March 31, 2011 Form 10-Q.  Notwithstanding the foregoing, if, during the five (5) trading days following the filing of the March 31, 2011 Form 10-Q, the average closing bid price is $.60 or better, the aggregate trading volume of Company common stock is at least 1.5 million shares and all of the shares underlying the Notes may be sold pursuant to an effective registration statement or Rule 144 (and the Company is then in compliance with the current public information required under Rule 144), then no adjustment to the Conversion Price will be made hereunder. As of March 31, 2011, the Conversion Price of the note was modified from $0.40 to $0.37.

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

RESULTS OF OPERATIONS

Results of Operations

Summary of Statement of Operations for the Three Months Ended March 31, 2011 and 2010 (unaudited):

	Three months ended
	March 31, 2011	March 31, 2010
Sales – net of slotting fees and discounts	$50,190	$108,734
Gross Profit (Loss)	$(74,940)	$(11,990)
General and Administrative Expenses	$(1,064,646)	$(849,770)
Other Income (Expense)	$951,974	$(2,376,567)
Net Loss	$(187,612)	$(3,238,327)
Net Loss per Common Share – Basic and Diluted	$(0.00)	$(0.08)

For the three months ended March 31, 2011 and 2010, the Company reported a net loss of $(187,612), or $(0.00) per share and a net loss of $(3,238,327) or $(0.08) per share, respectively.  The change in net loss between the three months ended March 31, 2011 and 2010 was primarily attributable to the following:

•
The Company has shifted its Healthy Dairy sales focus from sales to grocery chains to the food service category.  We have only recorded a limited number of Healthy Dairy sales since this shift in focus. The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales on the SUSTA product.

•
Gross sales for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 were comparable, but the Company recorded slotting fees and customer discounts of approximately $62,000 during the three months ended March 31, 2011 as compared to approximately $9,000 in slotting and customer discounts in the corresponding three months ended March 31, 2010.

•
General and administrative expenses increased by approximately 25% during the three months ended March 31, 2011 as compared to the corresponding three months ended March 31, 2010. The increase is primarily attributable to the Company’s development and roll out the 4 ounce yogurt cup, and increased marketing efforts to build brand and product awareness.

•
Other income (expenses) increased significantly during the three months ended March 31, 2011 as compared to the corresponding three months ended March 31, 2010.  The increase is primarily attributable to a decrease in interest expense.  The Company fully accreted the debt discount recorded on the 2010 convertible note offering during 2010.  The Company also recorded significant derivative expenses during the three months ended March 31, 2010.  The decreases were offset my a major decrease in the change in fair value of the derivative liability during the three months ended March 31, 2011 as compared to the corresponding three months ended March 31, 2010.

Going Concern:  As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $187,612 and net cash used in operations of $1,003,965 for the three months ended March 31, 2011; and has a working capital deficit of $10,205,643 and a stockholders’ deficit of $11,550,409.

The ability of the Company to continue its operations is dependent on management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company believes that it will be required to restructure the terms of its existing indebtedness in order to attract additional capital and to avoid a default under the terms of this indebtedness. The Company is currently engaged in discussions with various third parties concerning a possible investment in the Company. These discussions are preliminary in nature and there can be no assurance that any of them will result in an additional funding.

The Company will require additional funding to meet its working capital obligations and to finance the growth of its current and expected future operations. The Company believes its current available cash along with anticipated revenues will not be sufficient to meet its working capital needs unless the Company’s obtains additional funding in the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. In the event that the Company were unable to obtain additional financing, it is likely that the Company would be required to discontinue operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2011 compared to December 31, 2010.

	March 31, 2011	December 31, 2010	Increase/ Decrease
	(unaudited)
Current Assets	$1,439,630	$2,212,843	$(773,213)
Current Liabilities	$11,645,273	$13,289,048	$1,643,775
Working Capital (Deficit)	$(10,205,643)	$(11,076,205)	$870,562

As of March 31, 2011, we had a working capital deficit of $(10,205,643) as compared to a working capital deficit of $(11,076,205) as of December 31, 2010, an increase of 870,562.

The increase is primarily a result of a decrease in current liabilities, specifically a decrease in derivative liabilities and a decrease in convertible notes, primarily due to convertible noteholders converting to common stock during the three months ended March 31, 2011. These decreases in current liabilities were partially offset by a decrease in current assets, specifically a decrease in cash by approximately $1,000,000.

Net cash used for operating activities for the three months ended March 31, 2011 and 2010 was $(1,003,965) and $(741,205), respectively.  During the three months ended March 31, 2011, the Company used cash to build inventories and to further develop the 4 ounce yogurt cup and to market and build brand awareness of the product line.

Net cash obtained through all financing activities for the three months ended March 31, 2011 was $0  as compared to $4,725,755 for the three months ended March 31, 2010, specifically attributable to the 2010 Convertible Note Offering.

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

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our unaudited consolidated financial statements.

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

Our significant accounting policies are summarized in Note 2 of our unaudited interim consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Derivative Financial Instruments - Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial Lattice Model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”), who also serves as the Company’s Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no pending litigation against NXT Nutritionals Holdings, Inc., or any of the subsidiaries of NXT Nutritionals Holdings, Inc.

Item 1A. Risk Factors

In addition to the other information set forth in this report, information regarding risks affecting the Company appears in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect the Company’s business, financial condition and operating results. There have been no material changes to our risk factors since the filing of the Company’s Form 10-K.

Item 2.  Unregistered Sales of Equity Securities.

During the quarter ended March 31, 2011, the Company issued shares of its common stock in the following transaction which was not registered under the Securities Act of 1933, as amended:

On each of January 1, 2011, February 1, 2011 and March 1, 2011, the Company issued 95,000 shares (or an aggregate of 285,000 shares) to its executive officers pursuant to the terms of their employment agreements with the Company. These shares were issued in reliance upon the exemption for registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

On each of March 1, 2011, the Company issued 60,000 shares to a consultant in exchange for services to the Company the terms of a consulting agreement. These shares were issued in reliance upon the exemption for registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXT NUTRITIONALS HOLDINGS, INC.

Date:	May 16, 2011	By:	/s/ Francis McCarthy
		Name:	Francis McCarthy
		Title:	Chief Executive Officer

Date:	May 16, 2011	By:	/s/ David Briones
		Name:	David Briones
		Title:	Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.