Form 10-K/A
period 2010-12-31
NXT Nutritionals Holdings, Inc.
filed 2011-06-15
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Second Amendment”) is being filed by NXT Nutritionals Holdings, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on March 31, 2011 (the “Original Filing”), and amended by Amendment No. 1 on Form 10-K/A filed by the Company on May 2, 2011 (the “First Amendment”). the purpose of the Second Amendment is to correct the December 31, 2009 and 2008 statement of stockholders’ deficit.  The Company inadvertently used incorrect balances for December 31, 2008, for the recapitalization and for stock based compensation.  The Company previously restated these amount during 2010 but inadvertently used the prior amount.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Second Amendment amends the Original Filing (as amended by the First Amendment) and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Second Amendment does not affect any of the exhibits to the Original Filing (as amended by the First Amendment), and the exhibits are not included in this Second Amendment. Except as expressly stated in this Second Amendment, the Original Filing (as amended by the First Amendment) continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained in this Second Amendment to reflect events that have occurred since the filing of the Original Filing.

TABLE OF CONTENTS [Need to update]

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

See Accompanying Notes to Financial Statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	21,830,000	$21,830	$1,928,273	$(4,063,871)	$(2,113,768)

Recapitalization	13,170,000	13,170	11,830	-	25,000

Stock based compensation	3,500,500	3,500	4,453,890	-	4,457,390

Conversion of accounts payable to common stock	56,200	56	70,194	-	70,250

Conversion of convertible notes	1,415,045	1,416	564,602	-	566,018

Stock purchase warrants issued for services	-	-	280,000	-	280,000

Beneficial conversion features	-	-	2,127,700	-	2,127,700

Extinguishment of convertible notes	-	-	15,220,595	-	15,220,595

Net loss for the year ended December 31, 2009	-	-	-	(23,952,894)	(23,952,894)

Balance, December 31, 2009	39,971,745	$39,972	$24,657,084	$(28,016,765)	$(3,319,708)

Conversion of convertible notes	5,656,524	5,656	2,256,954	-	2,262,610

Exercise of warrants	1,509,799	1,510	(1,510)	-	-

Stock issued for services	2,270,000	2,270	607,790	-	610,060

Stock options issued	-	-	467,224	-	467,224

Reclassification of APIC when derivative ceases to exist	-	-	4,834,934	-	4,834,934

Net loss for the year ended December 31, 2010	-	-	-	(17,402,736)	(17,402,736)

Balance, December 31, 2010	49,408,068	$49,408	$32,822,477	$(45,419,501)	$(12,547,616)

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

		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan	Non-Qualified($)	All Other Comp($) (4)	Total($)
Francis McCarthy,	2010	119,269	-		322,920		-	20,517	462,706
President, CEO	2009	121,250	-					18,000	139,250
	2008	30,423	-	6,100(1)					36,523
									-
Mark Giresi,	2010	120,000	-	59,140	645,840		120,000	24,402	969,382
COO and Director	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
									-
David Briones,	2010	-	-	-	-	-	-	141,500	141,500
CFO (2)	2009	-	-	-	-	-	-	49,971	49,971
	2008	-	-	-	-	-	-	-	-

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

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2010 by our directors.

	Fees ($)	Stock Awards($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

David Deno	8,000	-	96,876		-		104,876
	-
Ann Mcbrien	6,000	-	96,876		-		102,876

Paul S. Auerbach	8,000	-	96,876		-		104,876

Francis McCarthy	12,000	-	96,876		-		108,876

Mark Giresi	12,000	-	96,876		-		108,876

Theodore Mandes II	12,000		96,876		-		108,876

Richard M. Jordan	12,000	-	96,876		-		108,876

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

Name	Number of Shares Beneficially Owned (1)	Percent of Shares
Francis McCarthy, President, CEO and Director	4,136,000*	8.08%
David Briones, CFO	200,000	**
Richard M. Jordan, Director	250,000*	**
David Deno, Director	1,225,000(2)	2.39%
Mark A. Giresi, Chief Operating Officer and Director	866,250(3)	1.69%
Dr. Paul S. Auerbach, Director	493,750(4)	**
Theodore Mandes, II, Director	1,065,000*	2.08%
Ann McBrien, Director	250,000	**
Officers and Directors as a Group (8)	8,486,000	16.13%

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders	15,760,000	$0.22	14,240,000
Total	15,760,000	$0.22	14,240,000

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

NXT Nutritionals Holdings, Inc.

Date: June 15, 2011	By:	/s/Francis McCarthy
Name: Francis McCarthy
Title: President and Chief Executive Officer

Date: June 15, 2011	By:	/s/ David Briones
Name: David Briones
Title: Chief Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.