Form 10-Q
period 2011-06-30
NXT Nutritionals Holdings, Inc.
filed 2011-09-14
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 305 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

As of September 13, 2011, there were 52,301,874 shares of the registrant’s common stock outstanding.

NXT NUTRITIONALS HOLDINGS, INC.

FORM 10-Q

June 30, 2011

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

SIGNATURE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

NXT NUTRITIONALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NXT Nutritionals Holdings, Inc. and Subsidiaries
Table of Contents
June 30, 2011
(unaudited)

Consolidated Balance Sheets June 30, 2011 (unaudited) and December 31, 2010 –	1

Consolidated Statements of Operations Three and Six Months Ended June 30, 2011 and 2010 (unaudited) –	2

Consolidated Statements of Cash Flows Six Months Ended June 30, 2011 and 2010 (unaudited) –	3

Notes to Consolidated Financial Statements (unaudited)	4-13

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011
	(unaudited)	December 31, 2010
Assets

Assets:
Cash	$69,083	$1,662,130
Accounts receivable	29,399	119,070
Inventories	842,203	431,643
Total Current Assets	940,685	2,212,843

Debt Issuance Costs - net	16,575	25,548

Total Assets	$957,260	$2,238,391

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$680,910	$654,963
Loans payable - related parties	332,126	332,126
Loans payable - other	208,500	208,500
Accrued interest payable	67,916	59,035
Registration rights payable	608,840	608,840
Convertible notes payable - net of debt discount	7,841,507	8,438,684
Derivative liabilities	32,402	2,986,900
Total Current Liabilities	9,772,201	13,289,048

Convertible notes payable - net of debt discount	1,104,951	1,496,959
Total Long-Term Liabilities	1,104,951	1,496,959

Total Liabilities	10,877,152	14,786,007

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
53,212,874 and 49,408,068 shares issued and outstanding, respectively	53,213	49,408
Additional paid in capital	34,621,147	32,822,477
Accumulated deficit	(44,594,252)	(45,419,501)
Total Stockholders' Deficit	(9,919,892)	(12,547,616)

Total Liabilities and Stockholders' Deficit	$957,260	$2,238,391

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales - net of slotting fees and discounts	$34,754	$49,057	$84,944	$157,791

Cost of sales	36,518	35,957	161,648	156,681

Gross profit (loss)	(1,764)	13,100	(76,704)	1,110

General and administrative expenses	502,398	582,071	1,567,044	1,431,841

Loss from operations	(504,162)	(568,971)	(1,643,748)	(1,430,731)

Other Income (Expenses)
Interest expense	(60,417)	(1,585,150)	(296,426)	(3,218,580)
Interest income	-	2,759	-	2,759
Derivative expense	-	-	-	(8,590,802)
Change in fair market value of derivative liability	1,577,442	4,487,928	2,765,425	12,363,932
Registration rights expense	-	-	-	(28,339)

Total Other Income - Net	1,517,025	2,905,537	2,468,999	528,970

Net Income (Loss)	$1,012,863	$2,336,566	$825,251	$(901,761)

Net Income (Loss) per Common Share - Basic	$0.02	$0.05	$0.02	$(0.02)

Net Income (Loss) per Common Share - Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$825,251	$(901,761)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issue costs	8,971	217,525
Amortization of debt discount	283,204	2,990,612
Stock based compensation	341,013	243,030
Derivative expense	-	8,590,802
Change in fair market value of derivative liability	(2,765,425)	(12,363,932)
Registration rights expense	-	28,339
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	89,671	27,271
Inventories	(410,560)	(218,878)
Increase (Decrease) in:
Accounts payable and accrued expenses	25,947	14,039
Accrued interest payable	8,881	8,881
Net Cash Used in Operating Activities	(1,593,047)	(1,364,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	5,667,743
Debt issuance costs paid in cash	-	(726,988)
Repayment on loans - other	-	(215,000)
Net Cash Provided By Financing Activities	-	4,725,755

Net Increase (Decrease) in Cash	(1,593,047)	3,361,683

Cash - Beginning of Period	1,662,130	68,454

Cash - End of Period	$69,083	$3,430,137

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$-	$5,667,743
Original issue discount	$-	$850,201
Conversion of convertible notes payable into common stock	$1,272,389	$1,664,210
Reclassification of derivative liability to additional paid in capital	$189,073	$-

See accompanying notes to financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Note 1 Nature of Operations and Basis of Presentation

Nature of Operations

NXT Nutritionals Holdings, Inc. ("Holdings), is a Delaware corporation incorporated in 2006.  On February 12, 2009, Holdings acquired NXT Nutritionals, Inc. (the “Company”, “NXT Nutritionals”, or “NXT, Inc”) a Delaware corporation incorporated in 2008.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

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
June 30, 2011
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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2011 and at December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

As of June 30, 2011 and December 31, 2010 the Company had cash in bank accounts which exceeded the federally insured limits by $-  and $1,235,498, respectively.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	June 30, 2011	December 31, 2010
Work in process	$730,395	$285,769
Finished goods	111,808	145,874
	$842,203	$431,643

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the binomial option-pricing model. At June 30, 2011 and December 31, 2010, respectively, the Company had derivative liabilities in the amounts of $32,402 and $2,986,900, respectively.

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

Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.  As June 30, 2011 and December 31, 2010, the Company had no reserves.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues.  During the three and six months ended June 30, 2011 and 2010, the Company recorded slotting fees and discounts of $991, $63,889 and $9,544, $10,958, respectively.

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s yogurt smoothie products and the all-natural sweetener SUSTA®.  Costs include product development, freight, packaging and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
$40,431	$219,787	$124,898	$324,645

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
June 30, 2011
(unaudited)

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

The computations of basic and diluted net income/(loss) attributable to common share are as follows:

	3 Months Ended
	6/30/11		6/30/10
	Income	Shares(a)	Income	Shares(a)
Net income	$1,012,863		$2,336,566

Basic net income per common share	$0.02	52,657,344	$0.05	45,973,194

Net income	$1,012,863	52,657,344	$2,336,566	45,973,194
Dilutive securities:
Convertible notes	(1,522,231)	24,776,819	(4,190,218)	11,520,764
Warrants	-	27,231,269	–	26,253,578
Stock Options		2,123,750	–	–

Diluted net loss	$(509,368)	106,789,182	$(1,853,652)	83,747,536

Diluted net loss per common share	$(0.01)		$(0.02)

	6 Months Ended
	6/30/11		6/30/10
	Income	Shares(a)	Loss	Shares(a)
Net Income (loss)	$825,251		$(901,761)

Basic net income ( loss) per common share	$0.02	51,683,885	$(0.02)	44,347,519

Net Income (loss)	$825,251	51,683,885	$(901,761)	44,347,519
Dilutive securities:
Convertible notes	$(2,482,221)	24,776,819	–	11,520,764
Warrants		27,231,269	–	26,253,578
Stock Options		2,123,750	–	–

Diluted net loss	$(1,656,970)	105,815,723	$(901,761)	82,121,861

Diluted net loss per common share	$(0.02)		$(0.02)

(a)	Weighted-average common shares outstanding.

For the three and six months ended June 30, 2011 and 2010, the adjustments to net income/(loss) are based on the add back of amortization of the original issue discount on the convertible notes as well as the reduction for the current period change in fair market value of the derivative liability.

Recent accounting pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Note 3 Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss from operations of $1,643,748 and net cash used in operations of $1,593,047 for the six months ended June 30, 2011; and has a working capital deficit of $8,831,516 and a stockholders’ deficit of $9,919,892.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues are insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

Note 4 Debt

(A)	2010 Original Issue Discount Senior Secured Convertible Note Offering

On February 26, 2010, the Company completed a secured convertible notes and warrants offerings, which was modified and amended on September 1, 2010, and modified and amended again on December 6, 2010.  As of June 30, 2011, the terms of the notes are as follows:

i.	In accordance with the December 6, 2010 Modification and Amendment Agreement, the Conversion price was modified from $0.40 to $0.37.
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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

The Company also issued the note holders one stock purchase warrant with a maturity of 5 years.  The exercise price is $0.37.  The stock purchase warrants contain cashless exercise provisions.  There are currently 7,495,590 warrants associated with this offering outstanding.

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

The Company measured the fair value of the derivative liabilities using a binomial lattice valuation model.

The fair value of the derivative liabilities are summarized as follow:
Derivative liability balance at December 31, 2010	$2,986,900
Reclassification to paid in capital when derivative liability ceases to exist	(189,073)
Mark to market adjustments for the three months ended June 30, 2011	(2,765,425)
Derivative liability balance at June 30, 2011	$32,402

Mark to Market

At June 30, 2011, and at the time of each debt conversion, the Company remeasured the derivative liabilities, and recorded a fair value adjustment of $2,765,425 and $189,073 as a reclassification of the derivative associated with the notes converted.  The following management assumptions were considered in connection with the conversion of debt and related reclassification of derivative liabilities to Additional paid in capital and the period end remeasurement:

Exercise price	$0.37 - $0.40
Expected dividends	0%
Expected volatility	360%
Risk fee interest rate	0.30 – 2.24%
Suboptimal exercise factor	1.5
Expected life of conversion features	0.50
Expected life of Series C Warrants	3.64 – 3.66 years

Conversions

During the six months ended June 30, 2011, 3 note holders converted principal in the amount of $783,589 into 2,012,806 shares of the Company’s common stock at a conversion rate of $0.37 - $0.40.

The 2010 Original Issue Discount Senior Secured Convertible Notes are summarized as follow:
Convertible Notes Payable at December 31, 2010	$8,438,684
Conversion of debt into common stocks	(783,589)
Convertible Notes Payable at June 30, 2011	$7,655,095

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(B)	Convertible Debt and Warrants

During 2008 and 2009, the Company entered into a convertible note and warrant offering.  The key terms of the notes are as follows:

i.	Conversion price: $0.40
ii.	Three year maturity
iii.	Original issue discount of 30%
iv.	Secured by all assets of the Company
v.
Registration rights – the Company was required to have a registration statement filed within 60 days after the offering closed.  To date, the company has not filed a registration statement and has accrued the maximum liquidated damages penalty of 9% of the offering.

vi.
Full ratchet provision – The notes contain a provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

vii.	1 Series “A” 5 Year $0.40 stock purchase warrant and 1 Series “B” 5 Year $0.60 stock purchase warrant for each convertible share

A summary of the Convertible Debt Principal is as follows:
Convertible Debt, net of debt discount as of December 31, 2010	$1,496,959
Conversion of debt into common stocks	(488,800)
Accretion of debt discount for the six months ended June 30, 2011	283,204
Convertible Debt, net of debt discount as of June 30, 2011	$1,291,363

Conversions

During the six months ended June 30, 2011, 5 note holders converted principal in the amount of $488,800 into 1,222,000 shares of the Company’s common stock at a conversion rate of $0.40.

Debt Discount

At issuance, the Company recorded debt discounts associated with the original issue discount and beneficial conversion features.  The Company is accreting the debt discount over the life of the notes.  During the six months ended June 30, 2011 and 2010, the Company recorded interest expense of $220,965 and $1,160,118, respectively.

(C)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance as of December 31, 2010	$25,548
Amortization of debt issue costs during three months ended June 30, 2011	(8,973)
Balance as of June 30, 2011	$16,575

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
June 30, 2011
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

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs
Derivative Liabilities	$-	$32,402	$-
Total	$-	$32,402	$-

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
June 30, 2011
(unaudited)

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs
Derivative Liabilities	$-	$2,986,900	$-
Total	$-	$2,986,900	$-

Note 6 Stockholders Deficit

(A)	Common Stock

During the six months ended June 30, 2011, the Company issued 510,000 shares to officers of the Company for services rendered, at a fair value of  $94,805 ($009 - $0.24/share), based upon the quoted closing price trading price.

During the six months ended June 30, 2011, the Company issued 60,000 shares to a consultant for services rendered, at a fair value of $12,600 ($0.21/share), based upon the quoted closing price trading price.

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

The following is a summary of the Company’s stock option activity:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010 – outstanding	15,760,000	$ 0.22		$ -
Balance – December 31, 2010 – exercisable	15,760,000	$ 0.22		$ -
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Balance – June 30, 2011 – outstanding	15,760,000	$ 0.22	9.40 years	$ -
Balance - June 30, 2011 – exercisable	2,123,750	$ 0.22	9.40 years	$ -

Grant date fair value of options granted – 2011		$ -
Weighted average grant date fair value – 2011		$ -

Outstanding options held by related parties – 2011	15,760,000
Exercisable options held by related parties – 2011	2,123,750
Fair value of stock options granted to related parties - 2011	$ -

(C)  Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	27,231,269	$ 0.51
Exercisable – December 31, 2010	27,231,269	$ 0.51
Granted	-	$ -
Exercised	-	$ -
Forfeited/Cancelled	-	$ -
Outstanding – June 30, 2011	27,231,269	$ 0.51
Exercisable – June 30, 2011	27,231,269	$ 0.51

Warrants Outstanding				Warrants Exercisable

Range of	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
exercise price
$0.51	27,231,269	3.02 years	$0.51	27,231,269	$0.51

At June 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

Note 8 Subsequent Event

On September 6, 2011, the Company entered into a Third Modification and Amendment Agreement with the holders of more than sixty-seven (67%) percent of the aggregate number of (1) the 2010 Notes, (2) Series C warrants and (3) the shares of common stock underlying the Notes and the Series C Warrants. Under the terms of  the Amendment, the commencement of monthly redemption date of the 2010 Notes is extended to October 1, 2011. In addition, the Third Modification Agreement provides that the holders of the 2010 Notes will forebear and take no action to enforce the terms of the 2010 Notes for a period of sixty (60) days following the effectiveness of the Third Modification Agreement, including any reduction of the Conversion Price of the 2010 Notes or reduction in the exercise price of the Warrants as provided in the Second Modification Agreement.  The sixty (60) day time period is intended to allow the Company to acquire additional financing on terms and conditions acceptable to the Company and subject to the consent of the holders.

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

OVERVIEW

Operating through NXT Nutritionals, we are engaged in developing and marketing of a proprietary, patent-pending, all–natural, healthy sweetener sold under the brand name SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for all of our products.  We also market and sell a line of yogurt smoothies sold under the brand name Healthy Dairy® which is enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™. Our mission is to provide consumers with unique, healthy, delicious products that promote a healthier lifestyle and combat obesity and diabetes.

We have previously been focused on expanding the distribution of SUSTA™ to the retail marketplace nationwide , and expanding the Healthy Diary® product line from the east coast to nationwide reach,.   Eventually, the Company plans on expanding the Healthy Dairy® brand to include product lines such as cup yogurt and ice cream.  Currently we have changed our business focus of Healthy Dairy away from selling to the grocery chains and to focus on the food service category.

With regard to Susta, we have undertaken traditional levers in the retail sales channel.  The Company has employed advertising, internet communications, trade incentives, price promotions, and couponing.  We are targeting consumer food and beverage companies to incorporate SUSTA™ into their products to provide a healthy alternative to sugar, artificial sweeteners and other natural sweeteners that do not provide the nutritional and health benefits of SUSTA™.

With regard to the sale of Healthy Dairy, the Company has received approval from the United States Navy to be on the Navy’s standard daily core menu.  The Company has also been approved to sell its Healthy Dairy smoothies to the United States Naval Academy at Annapolis, Maryland and the United States Air Force Academy.  The Company plans on expanding its sale of Healthy Dairy to all branches of the United States Military and the other United States Military Academies.  To date, sales of Healthy Dairy are at an early stage and will need to increase dramatically to meet the Company’s expectations and business plans. The Company has retained the services of business owned and operated by retired U.S. Military veterans to support the Company’s growth objectives in the United States Military.  In order to satisfy future expected orders from the various Military branches and academies, the Company will need additional financing, including a working capital line of credit.  Any such financing is subject to the consent from third parties, such as holders of the 2010 Notes (see below).

 In the future we also plan to utilize celebrity spokespersons, including Dara Torres, to help drive awareness of SUSTA™ and Healthy Dairy by appearing in commercials, making public appearances, heading our cause marketing campaign and appearing on popular television shows.

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

On February 26, 2010, we closed on a private placement offering by raising total gross proceeds of $5,667,743, through the sale of (i) 0% Original Issue Discount Senior Secured Convertible Notes convertible into shares of our common stock at a conversion price of $1.00 per share, and (ii) a number of five-year Warrants exercisable into a number of shares of common stock equal to 100% of the number of common shares underlying the Notes at an exercise price of $1.25 per share to certain accredited investors (the “2010 Notes”). The principal amount of each of the 2010 Notes is 115% of the subscription proceeds received.

On September 1, 2010, we entered into a modification and amendment agreement (the “Modification Agreement”) with purchasers holding approximately 87% of the aggregate number of (1) the 2010 Notes, (2) the Warrants, and (3) the shares of common stock underlying the Notes and the Warrants, pursuant to which the commencement of monthly redemption date of the 2010 Notes is extended to December 1, 2010 and the holders of the Notes and the Warrants, we may now pay the monthly redemption of the Notes in common stock even if the monthly redemption price described in the Notes is less than $0.40. In addition, pursuant to the Modification Agreement, the conversion price of the Notes and the exercise price of the Warrants are both reduced to $0.40 per share.

On December 6, 2010 we entered into a second modification and amendment agreement (the “Second Modification Agreement”) with the Purchasers (the “Purchasers”) holding approximately 91% of the aggregate number of (1) the  2010 Notes, (2) Series C warrants and (3) the shares of common stock underlying the Notes and the Series C Warrants. Pursuant to the Amendment, the commencement of monthly redemption date of the Notes is extended to September 1, 2011, the maturity date of the Notes is extended to December 31, 2011 and the original issue discount is amended such that the principal amount equals each investor’s subscription amount multiplied by 1.60.  In addition the conversion price can be adjusted on the following events:

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

On September 6, 2011, the Company entered into a Third Modification and Amendment Agreement (the “Third Modification Agreement”) with the Purchasers holding more than sixty-seven (67%) percent of the aggregate number of (1) the 2010 Notes, (2) Series C warrants and (3) the shares of common stock underlying the Notes and the Series C Warrants. Pursuant to the Amendment, the commencement of monthly redemption date of the 2010 Notes is extended to October 1, 2011, In addition, the Third Modification Agreement provides that the holders of the 2010 Notes will forebear and take no action to enforce the terms of the 2010 Notes for a period of sixty (60) days following the effectiveness of the Third Modification Agreement, including any reduction of the Conversion Price of the 2010 Notes or reduction in the exercise price of the Warrants as provided in the Second Modification Agreement.  The sixty (60) day time period is intended to allow the Company to acquire additional financing on terms and conditions acceptable to the Company and subject to the consent of the Purchasers

RESULTS OF OPERATIONS

Results of Operations

Summary of Statement of Operations for the Three Months Ended June 30, 2011 and 2010 (unaudited):

	Three months ended
	June 30, 2011	June 30, 2010
Sales – net of slotting fees and discounts	$34,754	$49,057
Gross Profit (Loss)	$(1,764)	$13,100
General and Administrative Expenses	$(502,398)	$(582,071)
Other Income - Net	$1,517,025	$2,905,537
Net Income	$1,012,863	$2,336,566
Net Income per Common Share – Basic	$0.02	$0.05

For the three months ended June 30, 2011 and 2010, the Company reported a net income of 1,012,863 or $0.02 per share and net income of 2,336,566 or $0.05 per share, respectively.  The change in net income between the three months ended June 30, 2011 and 2010 was primarily attributable to the following:

·
The Company has shifted its Healthy Dairy sales focus from sales to grocery chains to the food service category.  We have only recorded a limited number of Healthy Dairy sales since this shift in focus. The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales on the SUSTA product.

·	Gross sales for the three months ended June 30, 2011 and the three months ended June 30, 2010 were comparable. The Company is yet to significantly execute upon the shift in focus from grocery chains to the food service category.

·	General and administrative expenses decreased by approximately 14% during the three months ended June 30, 2011 as compared to the corresponding three months ended June 30, 2010. The decrease is primarily attributable to a decline in both stock base compensation and professional fees.

·
Other income - net decreased significantly during the three months ended June 30, 2011 as compared to the corresponding three months ended June 30, 2010.  The decrease is primarily attributable to a decrease in interest expense.  The Company fully accreted the debt discount recorded on the 2010 convertible note offering during 2010.  The Company also recorded significant derivative expenses during the three months ended June 30, 2010.  The decreases were offset by a major decrease in the change in fair market value of the derivative liability during the three months ended June 30, 2011 as compared to the corresponding three months ended June 30, 2010.

Summary of Statement of Operations for the Six Months Ended June 30, 2011 and 2010 (unaudited):

	Six months ended
	June 30, 2011	June 30, 2010
Sales – net of slotting fees and discounts	$84,944	$157,791
Gross Profit (Loss)	$(76,704)	$1,110
General and Administrative Expenses	$(1,567,044)	$(1,431,841)
Other Income - Net	$2,468,999	$528,970
Net Income (Loss)	$825,251	$(901,761)
Net Income (Loss) per Common Share – Basic	$0.02	$(0.02)

For the six months ended June 30, 2011 and 2010, the Company reported a net income of 825,251 or $0.02 per share and a net loss of $(901,761) or $(0.02) per share, respectively.  The change in net income (loss) between the six months ended June 30, 2011 and 2010 was primarily attributable to the following:

·
The Company has shifted its Healthy Dairy sales focus from sales to grocery chains to the food service category.  We have only recorded a limited number of Healthy Dairy sales since this shift in focus. The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales on the SUSTA product.

·
Sales for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 decreased by 56%.  The Company is yet to significantly execute upon the shift in focus from grocery chains to the food service category.

·
General and administrative expenses increased by approximately 9% during the six months ended June 30, 2011 as compared to the corresponding six months ended June 30, 2010. The increase is primarily attributable to the Company’s development and roll out the 4 ounce yogurt cup, and increased marketing efforts to build brand and product awareness.  The increase is offset by a decrease in both stock base compensation and professional fees.

·
Other income - net increased significantly during the six months ended June 30, 2011 as compared to the corresponding six months ended June 30, 2010.  The increase is primarily attributable to a decrease in interest expense.  The Company fully accreted the debt discount recorded on the 2010 convertible note offering during 2010.  The Company also recorded significant derivative expenses during the six months ended June 30, 2010.  The decreases were offset by a major decrease in the change in fair market value of the derivative liability during the six months ended June 30, 2011 as compared to the corresponding six months ended June 30, 2010.

Liquidity and Capital Resources

Going Concern:  As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a loss from operations of $1,643,748 and net cash used in operations of $1,593,047 for the six months ended June 30, 2011; and has a working capital deficit of $8,831,516 and a stockholders’ deficit of $9,919,892.

The ability of the Company to continue its operations is dependent on management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company also believes that it will be required to restructure the terms of its existing indebtedness in order to attract additional capital and to avoid a default under the terms of this indebtedness. The Company is currently engaged in discussions with various third parties concerning a possible investment in the Company and with the current holders of the Company’s indebtedness regarding the modification of the terms of the indebtedness. These discussions are all preliminary in nature and there can be no assurance that any of them will result in an additional funding or the successful restructuring of the Company’s debt.

The Company will require additional funding to meet its working capital obligations and to finance the growth of its current and expected future operations. The Company believes its current available cash along with anticipated revenues are insufficient to meet its working capital needs unless the Company’s obtains additional funding in the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed steps. In the event that the Company were unable to obtain additional financing, it is likely that the Company would be required to discontinue operations.

The following table summarizes total current assets, liabilities and working capital at June 30, 2011 compared to December 31, 2010.

	June 30, 2011	December 31, 2010	Increase/ Decrease
	(unaudited)
Current Assets	$940,685	$2,212,843	$(1,272,158)
Current Liabilities	$9,772,201	$13,289,048	$(3,516,847)
Working Capital (Deficit)	$(8,831,516)	$(11,076,205)	$(2,244,689)

As of June 30, 2011, we had a working capital deficit of $8,831,516 as compared to a working capital deficit of 11,076,205 as of December 31, 2010, an increase of 2,244,689.

The increase is primarily a result of a decrease in current liabilities, specifically a decrease in derivative liabilities and a decrease in convertible notes, primarily due to convertible noteholders converting to common stock during the six months ended June 30, 2011. These decreases in current liabilities were partially offset by a decrease in current assets, specifically a decrease in cash by approximately $1,600,000.

Net cash used for operating activities for the six months ended June 30, 2011 and 2010 was $(1,595,786) and $(1,364,072), respectively.  During the six months ended June 30, 2011, the Company used cash to build inventories and to further develop the 4 ounce yogurt cup and to market and build brand awareness of the product line.

Net cash obtained through all financing activities for the six months ended June 30, 2011 was $0  as compared to $4,725,755 for the six months ended June 30, 2010, specifically attributable to the 2010 Convertible Note Offering.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On September 6, 2011, the Company entered into a Third Modification and Amendment Agreement (the “Third Modification Agreement”) with the Purchasers holding more than sixty-seven (67%) percent of the aggregate number of (1) the 2010 Notes, (2) Series C warrants and (3) the shares of common stock underlying the Notes and the Series C Warrants. Pursuant to the Amendment, the commencement of monthly redemption date of the 2010 Notes is extended to October 1, 2011, In addition, the Third Modification Agreement provides that the holders of the 2010 Notes will forebear and take no action to enforce the terms of the 2010 Notes for a period of sixty (60) days following the effectiveness of the Third Modification Agreement, including any reduction of the Conversion Price of the 2010 Notes or reduction in the exercise price of the Warrants as provided in the Second Modification Agreement.  The sixty (60) day time period is intended to allow the Company to acquire additional financing on terms and conditions acceptable to the Company and subject to the consent of the Purchasers

Item 6. Exhibits

10.1	Third Modification and Amendment Agreement by and among NXT Nutritional Holdings, Inc. and Purchasers identified on the signature page thereto, dated September 6, 2011.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXT NUTRITIONALS HOLDINGS, INC.

Date:	September 13, 2011	By:	/s/ Francis McCarthy
		Name:	Francis McCarthy
		Title:	Chief Executive Officer

Date:	September 13, 2011	By:	/s/ David Briones
		Name:	David Briones
		Title:	Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Third Modification and Amendment Agreement by and among NXT Nutritional Holdings, Inc. and Purchasers identified on the signature page thereto, dated September 6, 2011.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.