Form 10-Q/A
period 2011-06-30
NXT Nutritionals Holdings, Inc.
filed 2011-12-09
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from                     to ______.

Commission file number 333-147631

NXT Nutritionals Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

933 E. Columbus Avenue, Springfield, MA 01105
(Address of principal executive offices, including zip code)

(413) 533-9300
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐                No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer                                    ☐                           Accelerated filer                                            ☐
Non-accelerated filer                                      ☐                           Smaller reporting company                          ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒.

As of December 8, 2011, there were 52,301,874 shares of the registrant’s common stock, par value $.000001 per share, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the quarterly report on Form 10-Q (the “Original Report”) of NXT Nutritionals Holdings, Inc (the “Company”) for the period ended June 30, 2011, filed with the Securities and Exchange Commission on September 13, 2011, is solely to furnish Exhibit 101 to the Original Report in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Company’s (i) consolidated balance sheets, (ii) consolidated statement of operations, (iii) consolidated statement of changes in stockholders’ equity (deficiency) and (iv) consolidated statements of cash flows, formatted in Extensible Business Reporting Language (XBRL).  No other changes have been made to the Original Report.  This Amendment should be read in conjunction with the Original Report.  Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART III.  OTHER INFORMATION

Item 6.   Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXT Nutritionals Holdings, Inc.
Registrant

Date:             December 8, 2011                                                            /s/ Francis McCarthy
Francis McCarthy
Chief Executive Officer

Date:             December 8, 2011                                                           /s/ David Briones
David Briones
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) consolidated balance sheets, (ii) consolidated statement of operations, (iii) consolidated statement of changes in stockholders’ equity (deficiency) and (iv) consolidated statements of cash flows.

*Filed with, or incorporated by reference in, the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on September 13, 2011.