Form 10-Q
period 2011-09-30
NXT Nutritionals Holdings, Inc.
filed 2011-12-09
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

As of December 8, 2011, there were 52,301,874 shares of the registrant’s common stock outstanding.

NXT NUTRITIONALS HOLDINGS, INC.

FORM 10-Q

September 30, 2011

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
SEPTEMBER 30, 2011
(UNAUDITED)

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

Page(s)

Consolidated Balance Sheets as of September 30, 2011 (unaudited)
and December 31, 2010	5

Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	6

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8 - 19

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2011
	(Unaudited)	December 31, 2010
Assets

Assets:
Cash	$-	$1,662,130
Accounts receivable	59,875	119,070
Inventories	751,626	431,643
Total Current Assets	811,501	2,212,843

Debt issuance costs - net	12,014	25,548

Total Assets	$823,515	$2,238,391

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$1,093,386	$654,963
Loans payable - related parties	332,126	332,126
Loans payable - other	208,500	208,500
Accrued interest payable - other	69,431	59,035
Registration rights payable	362,453	608,840
Convertible notes payable - net of debt discount	412,261	8,438,684
Derivative liabilities	-	2,986,900
Total Current Liabilities	2,478,157	13,289,048

Convertible notes payable - net of debt discount	8,590,942	1,496,959
Total Long-Term Liabilities	8,590,942	1,496,959

Total Liabilities	11,069,099	14,786,007

Stockholders' Deficit
Series A, Redeemable Convertible Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
53,587,874 and 49,408,068 shares issued and outstanding, respectively	53,588	49,408
Additional paid in capital	34,759,446	32,822,477
Accumulated deficit	(45,058,618)	(45,419,501)
Total Stockholders' Deficit	(10,245,584)	(12,547,616)

Total Liabilities and Stockholders' Deficit	$823,515	$2,238,391

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales - net of slotting fees and discounts	$66,230	$3,220	$151,174	$161,011

Cost of sales	175,979	62,831	337,627	219,512

Gross loss	(109,749)	(59,611)	(186,453)	(58,501)

General and administrative expenses	566,143	685,725	2,133,187	2,117,566

Loss from operations	(675,892)	(745,336)	(2,319,640)	(2,176,067)

Other Income (Expenses)
Interest expense	(67,266)	(5,301,479)	(363,692)	(8,520,059)
Interest income	-	3,011	-	5,770
Loss on extinguishment of debt	-	(3,726,410)	-	(3,726,410)
Derivative expense	-	-	-	(8,590,802)
Change in fair value of derivative liability	32,403	782,924	2,797,828	13,146,856
Gain on extinguishment of registration rights payable	246,387	-	246,387	-
Registration rights expense	-	(85,016)	-	(113,355)

Total Other Income (Expense) - Net	211,524	(8,326,970)	2,680,523	(7,798,000)

Net Income (Loss)	$(464,368)	$(9,072,306)	$360,883	$(9,974,067)

Net Income (Loss) per Common Share - Basic	$(0.01)	$(0.19)	$0.01	$(0.22)

Net Income (Loss) per Common Share - Diluted	$(0.01)	$(0.19)	$(0.02)	$(0.22)

Weighted Average Number of Common Shares Outstanding	53,417,004	46,589,785	52,269,314	45,103,155

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$360,883	$(9,974,067)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issue costs	13,534	743,467
Amortization of debt discount	339,950	7,761,635
Stock based compensation	479,687	419,680
Derivative expense	-	8,590,802
Change in fair value of derivative liability	(2,797,828)	(13,146,856)
Registration rights expense	-	113,355
Loss on extinguishment of debt	-	3,726,410
Gain on extinguishment of registration rights payable	(246,387)	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	59,195	23,082
Inventories	(319,983)	(350,680)
Increase (Decrease) in:
Accounts payable and accrued expenses	438,423	(155,394)
Accrued interest payable - other	10,396	13,395
Net Cash Used in Operating Activities	(1,662,130)	(2,235,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	5,667,743
Debt issuance costs paid in cash	-	(726,988)
Repayment on loans - other	-	(215,000)
Liquidated damages payment on registration rights	-	(3,000)
Net Cash Provided By Financing Activities	-	4,722,755

Net Increase (Decrease) in Cash	(1,662,130)	2,487,584

Cash - Beginning of Period	1,662,130	68,454

Cash - End of Period	$-	$2,556,038

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertiable notes	$-	$5,667,743
Original issue discount	$-	$850,201
Conversion of convertible notes into common stock	$1,272,389	$1,664,210
Reclassification of derivative liability to additional paid in capital	$189,073	$1,942,254
Exercise of cashless warrants	$-	$1,510

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Note 1 Nature of Operations and Basis of Presentation

Nature of Operations

NXT Nutritionals Holdings, Inc. ("Holdings") is a Delaware corporation incorporated in 2006.  On February 12, 2009, Holdings acquired NXT Nutritionals, Inc. (the “Company”, “NXT Nutritionals”, or “NXT, Inc”) a Delaware corporation incorporated in 2008.

The Company is a developer of proprietary, patent pending, healthy alternative sweeteners. The foundation and common ingredient for all of the Company’s products is the all-natural sweetener SUSTA®. The Company also sells non-fat yogurt and yogurt smoothie products.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence,  the fair value of share-based payments, fair value of derivative liabilities, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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
September 30, 2011
(Unaudited)

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the grocery industry, (ii) general economic conditions in the various local markets in which the Company competes, including the general downturn in the economy, (iii) the volatility of prices pertaining to food and beverages in connection with the Company’s distribution of product, and (iv) the Company allocating resources effectively and efficienctly  for expenses such as slotting fees and advertising due to the Company’s limited resources. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables.  The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.  The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	September 30, 2011	December 31, 2010
Raw Materials	$584,608	$285,769
Finished goods	167,018	145,874
	$751,626	$431,643

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as ratchet provisions or conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial Lattice Valuation Model (“BLVM”). In assessing the Company’s convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the BLVM.

Revenue recognition

The Company records revenue for yogurt, yogurt smoothies and for the natural sweetener when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.

Sales are recognized upon shipment of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.  As September 30, 2011 and December 31, 2010, the Company had no reserves.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Gross Sales	$66,304	$21,238	$215,137	$189,979
Less: Slotting, Discounts, Allowances	74	18,018	63,963	28,968
Net Sales	$66,230	$3,220	$151,174	$161,011

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s yogurt smoothie products and the all-natural sweetener SUSTA®.  Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
$43,480	$132,864	$168,378	$457,509

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Income Taxes

For the nine months ended September 30, 2011, the Company reflected net income.  However, the Company expects that certain gains recorded in the financial statements would not be taxable.  As a result, the Company has no taxable income to report.

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

The Company had the following potential common stock equivalents at September 30, 2011:

Convertible debt – face amount of $9,167,423, conversion price of $0.25	36,669,692
Common stock warrants, exercise price of $0.25 (Series “A”, “B” and “C”)	27,231,269
Stock options, exercise price $0.22	2,123,750
Total common stock equivalents	66,024,711

	Nine Months Ended September 30, 2011
Net income from operations	$360,883
Weighted average shares - basic		52,269,314

Effect of dilutive securities (above)		66,024,711
Change in fair value of derivative liability	(2,797,828)
Interest expense	363,692
Diluted loss	(2,073,253)

Weighted average shares - diluted		118,294,025

Earnings (loss) per share:
Basic	$0.01
Diluted	(0.02)

The Company had the following potential common stock equivalents at September 30, 2010:

Convertible debt – face amount of $2,001,128, conversion price of $0.40	5,002,820
Convertible debt – face amount of $6,517,904, conversion price of $0.40	16,294,860
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	19,735,634
Common stock warrants, conversion price of $0.40 (Series “C”)	6,517,944
Total common stock equivalents	47,551,258

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Since the Company incurred a net loss in for the three months ended September 30, 2011 and for the three and nine months ended September 30, 2010, the effect of considering any common stock equivalents would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented for these periods

Recent accounting pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has net cash used in operations of $1,662,130 for the nine months ended September 30, 2011; and has a working capital deficit of $1,666,656 and a stockholders’ deficit of $10,245,584.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all (See Note 8 financing).

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

Note 4 Convertible Notes Payable

At September 30, 2011 and December 31, 2010, debt consists of the following:

	September 30, 2011	December 31, 2010

Convertible debt – secured – derivative liabilities (A)	$7,655,095	$8,438,684
Conventional convertible debt – secured (B)	1,512,328	2,001,128
	-
Less: debt discount	(164,220)	(504,169)
Convertible debt – net	9,003,203	9,935,643

Less: current portion	(412,261)	(8,438,684)

Long term debt – Net	$8,590,942	$1,496,959

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

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
ii.
Registration rights – the Company was required to file a registration statement within 30 days of the close of the offering.  If the Company failed to file such registration statement, the Company would incur liquidated damages of 0.5% of the aggregate amount raised in the offering.  The maximum liquidated damages were capped at 6.0% of the aggregate amount raised in the offering.  The Company obtained an effective registration on February 14, 2011.

iii.	Original issue discount- 60% of the cash proceeds received. The discount was fully amortized to interest expense as of December 31, 2010.
iv.
Full ratchet provision – The notes contain a provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

v.	Secured by all assets of the Company

The Company also issued the note holders (“2010 holders”) one stock purchase warrant with a maturity of 5 years. The stock purchase warrants contain cashless exercise provisions.  There are currently 7,495,636 warrants associated with this offering outstanding.

On November 4, 2011, the Company entered into a fourth modification agreement with the 2010 Secured Convertible Note and Warrant holders.  The Company concluded that the modification be recognized as of September 30, 2011. Accordingly the Company reclassified a portion of the debt to long-term liabilities.

Under the modification, the 2010 Holders:

•	Waived their right to monthly redemptions on the notes,
•	Extended the maturity date to November 21, 2015, ratcheted the exercise price to $0.25 per share for both the notes and warrants,
•	Waived anti-dilution provisions for the note and warrants (resulting in these instruments ceasing to be treated as derivative liabilities),
•	Waived registration right penalties of $246,387,
•
Agreed to subordinate their security interests securing the Notes to the senior security interests to be granted by the Company to secure the investors in the November 21, 2011 financing and to third parties that provide financing for accounts receivables, inventory and raw materials of the Company.

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

The Company measured the fair value of the derivative liabilities using a BLVM.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

The fair value of the derivative liabilities are summarized as follow:

Derivative liability balance at December 31, 2010	$2,986,900
Reclassification to paid in capital when derivative liability ceases to exist	(189,072)
Fair value mark to market adjustment	(2,797,828)
Derivative liability balance at September 30, 2011	$-

Mark to Market

At September 30, 2011 and at the time of each debt conversion, the Company remeasured the derivative liabilities at fair value. The following management assumptions were considered in connection with the computation of fair value upon conversion of debt and related reclassification of derivative liabilities to additional paid in capital as well as the period end fair value remeasurement:

Exercise price	$0.25 - $0.40
Expected dividends	0%
Expected volatility	360%
Risk fee interest rate	0.20 – 2.24%
Suboptimal exercise factor	1.5
Expected life of conversion features	0.50 years
Expected life of warrants	3.39 – 3.41 years

Conversions

During the nine months ended September 30, 2011, 3 note holders converted principal of $783,589 into 2,012,806 shares of common stock, at a conversion rate of $0.37 - $0.40 per share.

The 2010 Original Issue Discount Senior Secured Convertible Notes are summarized as follow:

Convertible Notes Payable at December 31, 2010	$8,438,684
Conversion of notes into common stock	(783,589)
Convertible Notes Payable at September 30, 2011	$7,655,095

(B)	Convertible Debt and Warrants

During 2008 and 2009, the Company entered into a convertible note and warrant offering.  The key terms of the notes are as follows:

i.	Conversion price: $0.40
ii.	Three year maturity
iii.	Original issue discount of 30%
iv.	Secured by all assets of the Company
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

vii.	1 Series “A” 5 Year $0.40 stock purchase warrant and 1 Series “B” 5 Year $0.60 stock purchase warrant for each convertible share

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

On November 4, 2011, approximately 70% of the outstanding principal amount of the 2009 Convertible Debenture Holders (“2009 Holders”) entered into a modification agreement.

The 2009 Holders:

•	Ratcheted the exercise price to $0.25 per share for both the note and warrants,
•	Waived anti-dilution provisions for both the note and warrants,
•	Extended the maturity date to November 21, 2015

A summary of the Convertible Debt Principal is as follows:
Convertible Debt, net of debt discount as of December 31, 2010	$1,496,959
Conversion of debt into common stock	(488,800)
Accretion of debt discount for the nine months ended September 30, 2011	339,950
Convertible Debt, net of debt discount as of September 30, 2011	$1,348,109

Conversions

During the nine months ended September 30, 2011, note holders converted principal of $488,800 into 1,222,000 shares of common stock, at a conversion rate of $0.40 per share

Debt Discount

At issuance, the Company recorded debt discounts associated with the original issue discount and beneficial conversion features.  During the nine months ended September 30, 2011 and 2010, the Company recorded interest expense of $339,950 and $1,251,784, respectively.

(C)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance - December 31, 2010	$25,548
Amortization of debt issue costs during nine months ended September 30, 2011	(13,534)
Balance - September 30, 2011	$12,014

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
September 30, 2011
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

The Company recorded derivative liabilities of $0 and $2,986,900 at September 30, 2011 and December 31, 2010.   These derivative liabilities are level 2.

Note 6 Stockholders Deficit

(A)	Common Stock

2011

The Company issued 765,000 shares of common stock to officers, for services rendered, in accordance with their employment agreements, at a fair value of  $108,575 ($0.045 - $0.24/share), based upon the quoted closing  trading price.

The Company issued 180,000 shares of common stock to a consultant, for services rendered, at a fair value of $20,700 ($0.045 - 0.21/share), based upon the quoted closing  trading price.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

On November 12, 2010, the Company's board of directors authorized the issuance of 8,495,000 and 7,265,000 stock options for fiscal year 2010 and fiscal year 2011, respectively, having a total fair value of $3,467,194, which vest over a 4 year term.  These options expire between November 12, 2020 and November 12, 2021. The 2011 options were granted on November 12, 2010 but the requisite service period does not begin until November 2011, at which time the vesting begins.  The Company will begin expensing the 2011 options as of November 12, 2011.

During 2011, the Company expensed $350,412 as share based payments.

The following is a summary of the Company’s stock option activity:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010 – outstanding	15,760,000	$0.22		$-
Balance – December 31, 2010 – exercisable	15,760,000	$0.22		$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance – September 30, 2011 – outstanding	15,760,000	$0.22	9.15years	$-
Balance - September 30, 2011 – exercisable	2,123,750	$0.22	9.15 years	$-

Outstanding options held by related parties – 2011	15,760,000
Exercisable options held by related parties – 2011	2,123,750

On the date of grant in 2010 (for the 2010 and 2011 options), the Company valued these issuances at fair value, utilizing a Black Scholes Option Pricing Model.  The Company utilized the following management assumptions:

Exercise price	$0.22
Expected dividends	0%
Expected volatility	360%
Risk fee interest rate	2.8%
Suboptimal exercise factor	1.5
Expected life of stock options	7.0 years

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

(C)Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	27,231,269	$0.25
Exercisable – December 31, 2010	27,231,269	$0.25
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2011	27,231,269	$0.25
Exercisable – September 30, 2011	27,231,269	$0.25

Warrants Outstanding				Warrants Exercisable

Range of	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
exercise price
$0.25	27,231,269	2.88 years	$0.25	27,231,269	$0.25

As part of the modifications of debt on November 4, 2011, all exercise prices of the warrants were ratcheted to $0.25.  The above table retrospectively reflects the ratchet.  At September 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Note 8 Subsequent Event

On November 21, 2011, the Company executed a debt financing, containing the following features:

1.	Issuance of $1,000,000 four-year senior secured note (“2011 Note”) bearing interest at 13%; Default interest at 18%,
2.	Secured by all assets of the Company,
3.	Issuance of 13,075,468 shares of Series A Redeemable Convertible preferred stock, full voting rights up to 20% of the vote,
4.
Preferred stock is convertible at the option of the holder into an equal number of shares of common stock of the Company representing 20% of the Company’s fully diluted capital stock at the time of conversion. The redemption is triggered upon a change in control.  The Company concluded the variable conversion feature would be classified and accounted for as a derivative liability,

5.
Annual dividend equal to the greater of (a) 10% of the then outstanding principal amount of the 2011 note payable or (b) 10% of net income in excess of $500,000;  Dividends accrued commencing on January 1, 2012 and are payable annually in arrears.

6.
A first priority lien in the assets of the Company was granted to the holders of the 2011 Note.  The holders of the 2010 Notes subordinated their interests to the security in the assets of the Company.  See discussion of Fourth Modification.

7.	The investors may invest an additional $500,000 on or prior to January 20, 2012
8.	The sum of the $1,000,000 initial investment was attributed 20% for the purchase of the 2011 Note and 80% for the purchase of the Preferred Stock.
9.
Registration Rights- the Company agreed to register 100% of the common shares issuable upon conversion of the preferred stock, which equates to 20% of the fully dilutive capital structure of the Company.   The registration statement must be filed within 60 days following the filing of the Company’s 2011 10K and must be declared effective within 180 calendar days from November 21, 2011, which is on or about May 31, 2012.

10.	If the Company fails the registration rights provisions, liquidated damages will be assessed up to a maximum of 6% of the amount financed.

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

We have previously been focused on expanding the distribution of SUSTA™ to the retail marketplace nationwide, and expanding the Healthy Diary® product line from the east coast to nationwide reach,.   Eventually, the Company plans on expanding the Healthy Dairy® brand to include product lines such as cup yogurt and ice cream.  Currently we have changed our business focus of Healthy Dairy away from selling to the grocery chains and to focus on the food service category.

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

On September 6, 2011, the Company entered into a Third Modification and Amendment Agreement (the “Third Modification Agreement”) with the Purchasers holding more than sixty-seven (67%) percent of the aggregate number of (1) the 2010 Notes, (2) Series C warrants and (3) the shares of common stock underlying the Notes and the Series C Warrants. Pursuant to the Amendment, the commencement of monthly redemption date of the 2010 Notes is extended to October 1, 2011, In addition, the Third Modification Agreement provides that the holders of the 2010 Notes will forebear and take no action to enforce the terms of the 2010 Notes for a period of sixty (60) days following the effectiveness of the Third Modification Agreement, including any reduction of the Conversion Price of the 2010 Notes or reduction in the exercise price of the Warrants as provided in the Second Modification Agreement.  The sixty (60) day time period is intended to allow the Company to acquire additional financing on terms and conditions acceptable to the Company and subject to the consent of the Purchasers

On November 21, 2011, the Company and NXT Investment Partners, LLC, a Delaware limited liability company (“NIP”) executed a Securities Purchase Agreement (the “SPA”) pursuant to which NIP agreed to make investments (the “Investment”) in the Company in the form of a senior secured loan to the Company in the aggregate principal amount of at least $1,000,000 and up to $1,500,000 (the amount loaned shall be referred to as the “Principal Amount of the 2011 Note”), bearing interest at 13% per annum, in exchange for a four-year 13% Senior Secured promissory note (“2011 Note”). Additionally, on November 21, 2011, pursuant to the SPA, the Company received an initial investment of $1,000,000 and issued the 2011 Note in the original principal amount of $1,000,000 along with 13,075,468 shares of Series A Convertible Preferred Stock (“Preferred Stock”) of the Company to NXT. Pursuant to the terms of the SPA, the Company and NXT may agree to an additional investment of up to $500,000 on or prior to January 20, 2012. The Preferred Stock was issued by the Company pursuant to an exemption under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) due to the fact that it did not involve a public offering of securities and Rule 506 of Regulation D promulgated thereunder. The shares of Preferred Stock are “restricted securities” as such term is defined in the Securities Act. The Preferred Stock issued under the SPA carries an annual dividend equal to the greater of: (a) 10% of the then outstanding Principal Amount of the 2011 Note as of December 31st of the applicable fiscal year for which the annual dividend is being paid; or (b) 10% of the Net Income (as defined in the 2011 Note) of the Company in excess of $500,000 for the applicable fiscal year of the Company and is convertible at the option of NIP into an equal number of shares of common stock of the Company representing 20% of the Company’s fully diluted capital stock at the time of conversion. The term of the SPA additionally required the holders of at least 65% of the outstanding principal amount of the 2009 Debentures to agree to and execute the First Amendment (as described below) and the holders of at least 67% of the outstanding principal amount of the 2010 Notes to agree to and executed the Fourth Modification Agreement (as described below).

On November 4, 2011, the Company entered into a Fourth Modification and Amendment Agreement (the “Fourth Modification Agreement”) with the holders holding approximately 93.5% percent of the outstanding principal amount of (1) the 2010 Notes, (2) Series C warrants and (3) the shares of common stock underlying the Notes and the Series C Warrants. Pursuant to the Fourth Modification Agreement, the holders, upon closing of the Investment, among other things, have agreed to waived their right to monthly redemptions of the Notes and extend the maturity date of the Notes to the date that is 48-months from the Closing Date (as defined in the SPA) of the Investment. In addition, the holders have agreed (i) that the conversion price will be lowered to $0.25, (ii) to a waiver of the anti-dilution provisions and future participation rights set forth in the Notes and Series C Warrants waived registration rights penalties of $246,387 and (iii) to subordinate their security interests securing the 2010 Notes to the senior security interests to be granted by the Company to secure the Investment and to third parties that provide financing for accounts receivables, inventory and raw materials of the Company.

Also on November 4, 2011, the holders of approximately 70% of the outstanding principal amount of the Company’s 2009 convertible debentures (the “2009 Debentures”) and five year Series A and Series B warrants (collectively, the “2009 Warrants” and together with the 2009 Debentures are referred to as the “2009 Securities”) entered into a First Modification and Amendment Agreement (the “First Amendment”) pursuant to which upon closing of the Investment the 2009 Debentures and the 2009 Warrants of the approving holders were amended and modified, among other things, (i) to reduce the Conversion Price (as defined in the 2009 Debentures) and the Exercise Price (as defined in the 2009 Warrants) to $0.25 per share of common stock, (ii) to waive the anti-dilution provisions of the 2009 Debentures and the 2009 Warrants and (iii) and extend the Maturity Date under the 2009 Debentures to the date that is 48-months from the Closing Date (as defined in the SPA) of the Investment. As a result of the closing of Investment, those holders of the 2009 Securities who did not execute the First Amendment will incur a reduction of the Conversion Price (as defined in the 2009 Debentures) and the Exercise Price (as defined in the 2009 Warrants) of their 2009 Debentures and 2009 Warrants to $0.09 per share of common stock. The Maturity Date under the 2009 Debentures remains unmodified for those holders of the 2009 Securities who did not execute the First Amendment.

RESULTS OF OPERATIONS

Results of Operations

Summary of Statement of Operations for the Three Months Ended September 30, 2011 and 2010 (unaudited):

	Three months ended
	September 30, 2011	September 30, 2010
Sales – net of slotting fees and discounts	$66,230	$3,220
Gross Loss	$(109,749)	$(59,611)
General and Administrative Expenses	$(566,143)	$(685,725)
Other Income (Expense) - Net	$211,524	$(8,326,970)
Net Loss	$(464,368)	$(9,072,306)
Net Income per Common Share – Basic	$(0.01)	$(0.19)

For the three months ended September 30, 2011 and 2010, the Company reported a net loss of $464,368 or $(0.01) per share and a net loss of $9,072,306 or $(0.19) per share, respectively.  The change in net loss between the three months ended September 30, 2011 and 2010 was primarily attributable to the following:

·
The Company has shifted its Healthy Dairy sales focus from sales to grocery chains to the food service category.  We have only recorded a limited number of Healthy Dairy sales since this shift in focus. The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales on the SUSTA product.

·
Gross sales for the three months ended September 30, 2011 and the three months ended September 30, 2010 reflected a slight increase, primarily due to an increase in yogurt smoothie sales.  The Company is yet to significantly execute upon the shift in focus from grocery chains to the food service category.

·
General and administrative expenses decreased by approximately 17% during the three months ended September 30, 2011 as compared to the corresponding three months ended September 30, 2010. The decrease is primarily attributable to a decline in both stock base compensation and professional fees.

·
Other income (expense) - net increased significantly during the three months ended September 30, 2011 as compared to the corresponding three months ended September  30, 2010.  The increase is primarily attributable to a decrease in interest expense.  The Company fully accreted the debt discount recorded on the 2010 convertible note offering during 2010.  The Company also recorded significant debt extinguishment expenses during the three months ended September 30, 2010.  The increases were offset by a major decrease in the change in fair market value of the derivative liability during the three months ended September 30, 2011 as compared to the corresponding three months ended September 30, 2010.

Summary of Statement of Operations for the Nine Months Ended September 30, 2011 and 2010 (unaudited):

	Nine months ended
	September 30, 2011	September 30, 2010
Sales – net of slotting fees and discounts	$151,174	$161,011
Gross Loss	$(186,453)	$(58,501)
General and Administrative Expenses	$(2,133,187)	$(2,117,566)
Other Income (Expense) - Net	$2,680,523	$(7,798,000)
Net Income (Loss)	$360,883	$(9,974,067)
Net Income (Loss) per Common Share – Basic	$0.01	$(0.22)

For the nine months ended September 30, 2011 and 2010, the Company reported a net income of $360,883 or $0.01 per share and a net loss of $(9,974,067) or $(0.22) per share, respectively. The change in net income (loss) between the nine months ended September 30, 2011 and 2010 was primarily attributable to the following:

·
The Company has shifted its Healthy Dairy sales focus from sales to grocery chains to the food service category.  We have only recorded a limited number of Healthy Dairy sales since this shift in focus. The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales on the SUSTA product.

·	Sales for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 decreased by 6%. The Company is yet to significantly execute upon the shift in focus from grocery chains to the food service category.

·
General and administrative expenses increased by approximately 1% during the nine months ended September 30, 2011 as compared to the corresponding nine months ended September 30, 2010. The increase is primarily attributable to the Company’s development and roll out the 4 ounce yogurt cup, and increased marketing efforts to build brand and product awareness.  The increase is offset by a decrease in both stock base compensation and professional fees. ·

Other income (expense) - net decreased significantly during the nine months ended September 30, 2011 as compared to the corresponding nine months ended September 30, 2010.  The decrease is primarily attributable to a decrease in interest expense.  The Company fully accreted the debt discount recorded on the 2010 convertible note offering during 2010.  The Company also recorded significant debt extinguishment expenses during the nine months ended September 30, 2010.  The decreases were offset by a major decrease in the change in fair market value of the derivative liability during the nine months ended September 30, 2011 as compared to the corresponding nine months ended September 30, 2010.

Liquidity and Capital Resources

Going Concern:  As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a loss from operations of $2,319,640 and net cash used in operations of $1,662,130 for the nine months ended September 30, 2011; and has a working capital deficit of $1,666,656 and a stockholders’ deficit of $10,245,584.

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

The following table summarizes total current assets, liabilities and working capital at September 30, 2011 compared to December 31, 2010.

	September 30, 2011	December 31, 2010	Increase/ Decrease
	(unaudited)
Current Assets	$811,501	$2,212,843	$(1,401,342)
Current Liabilities	$2,478,157	$13,289,048	$(10,810,891)
Working Capital (Deficit)	$(1,666,656)	$(11,076,205)	$(9,409,549)

As of September 30, 2011, we had a working capital deficit of $1,666,656 as compared to a working capital deficit of 11,076,205 as of December 31, 2010, a decrease of $9,409,549.

The decrease is primarily a result of a decrease in current liabilities, specifically a decrease in derivative liabilities and a decrease in convertible notes, primarily due to the restructure of the 2010 Notes and 2009 Debentures, which extended the maturity dates to 4 years on a significant portion of those instruments, as well as convertible holders of those instruments converting to common stock during the nine months ended September 30, 2011. These decreases in current liabilities were partially offset by a decrease in current assets, specifically a decrease in cash by approximately $1,662,000.

Net cash used for operating activities for the nine months ended September 30, 2011 and 2010 was $(1,662,130) and $(2,235,171), respectively.  During the nine months ended September 30, 2011, the Company used cash to build inventories and to further develop the 4 ounce yogurt cup and to market and build brand awareness of the product line.

Net cash obtained through all financing activities for the nine months ended September 30, 2011 was $0 as compared to $4,722,755 for the nine months ended September 30, 2010, specifically attributable to the 2010 Convertible Note Offering.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to effect lower costs.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON OUR EXECUTION OF A NUMBER OF ACTIVITIES.

Although management of the Company has raised additional working capital through the Investment (See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview) our current liabilities continue to exceed our current assets resulting in a working capital deficit. Consequently, notwithstanding the closing of the Investment, ability of the Company to continue as a going concern depends on the Company’s execution of a number of activities including securing additional capital through convertible note offerings, securing favorable raw material and manufacturing rates with our vendors, and continuing to increase brand awareness for Healthy Dairy Yogurt Smoothies and the SUSTA Brand. The ability of the Company to continue as a going concern is dependent on its ability to do all or most of the above listed activities.

WE MAY BE UNABLE TO REFINANCE OUR OBLIGATIONS UNDER THE 2009 DEBENTURES OR RAISE ADDITIONAL FINANCING IN ADVANCE OF THE APPLICABLE MATURITY DATES OF THE 2009 DEBENTURES.

The holders of approximately 30% of the outstanding principal amount of the Company’s 2009 Securities (as defined below) did not execute the First Amendment in connection with the Investment and consequently the Maturity Date under their 2009 Debentures (as defined below) have remained unmodified. Unless the Company can refinance its obligations under those 2009 Debentures or raise additional financing in advance of the applicable maturity dates, the holders of such 2009 Debentures would have the right to declare all or any portion of the outstanding principal amount of such 2009 Debentures due and payable and institute proceedings Company for payment. Such action by those holders of the 2009 Debentures would have a material adverse impact on the Company.

Item 5. Other Information

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

NXT NUTRITIONALS HOLDINGS, INC.

Date:	December 9, 2011	By:	/s/ Francis McCarthy
		Name:	Francis McCarthy
		Title:	Chief Executive Officer

Date:	December 9, 2011	By:	/s/ David Briones
		Name:	David Briones
		Title:	Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.