Form 10-K
period 2011-12-31
NXT Nutritionals Holdings, Inc.
filed 2012-04-16
CIK 1417425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,415,993.

As of April 16, 2012, the registrant had 73,953,106 shares of its common stock issued and outstanding.

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

Our current corporate structure is illustrated in the figure below:

PRODUCTS

SUSTA™ Natural Sweetener

SUSTA™ is a natural, healthy sweetener that has minimal calories and low glycemic index.  It is a proprietary blend of inulin fiber, fructose, botanical extracts, natural flavors, vitamins, minerals, and probiotics that is patented in New Zealand and patent-pending in the U.S. and Canada.

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

Product Sales Below is a breakdown of the gross sales for NXT Nutritionals for the 2011 and 2010 annual reporting periods. The gross sales amounts are broken down by product, Healthy Dairy ("HD") and SUSTA for each period when applicable.

HD 2010 Sales:	$93,683
SUSTA 2010 Sales:	386,157
Total 2010 Sales:	$477,840

HD 2011 Sales:	$151,802
SUSTA 2011 Sales:	150,993
Total 2011 Sales:	$302,795

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

SUSTA Natural sweetener is blended and packaged by a contract packer Subco Foods, Inc., which operates three production facilities in the Midwestern part of the United States. The Healthy Dairy Smoothies are made at Neoga Dairy, Inc. in Farmingdale New York.

SUSTA is distributed by a group of distributors that include C&S Wholesale Grocers, Inc. (“C&S”), White Rose Food (“White Rose”), Bozzuto’s, Inc. (“Bozzuto’s”) and United Natural Foods, Inc. (“UNFI”).  The Company also sells direct to several grocery chains.  We expect that the Healthy Dairy® branded products will be distributed by large scale distribution companies.

MARKET OPPORTUNITIES

With a significant growth market, SUSTA™ is much more than a next generation standalone sweetener. We will use this natural product as the basis for a growing line of healthy food products. Healthy Dairy® is a SUSTA™-enhanced product. With SUSTA™ as the base sweetener, we believe that there is an almost unlimited number of products that we can produce or license that will have immediate appeal to the growing number of refined averse and health conscious consumers.

We have encountered a decline since 2008 in the sales of Healthy Dairy® smoothies due to the change in our business focus from sales to grocery stores to the food service category. Our management believes this change in our business model will make us profitable in the future.

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

DISTRIBUTION

We initially distributed our Healthy Dairy® through the mainstream grocery channel and eventually offered the products through several thousand locations up and down the East Coast. However, during the 2010 fiscal year, we have changed our business model from selling Healthy Dairy® to grocery stores to focusing on selling Healthy Dairy® to the food service category. We have begun shipments to the United States Naval Academy and the United States Air Force Academy. Currently, we do not have our Healthy Dairy product in any grocery stores.

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

SUSTA™ provides vital dietary fiber, antioxidants and key cellular nutrients that are needed for a smoother running, more calorie efficient metabolism. And importantly, SUSTA™ nutrition supports the health of the bones, heart, and immune system by converting fiber into short chain fatty acids which further accelerates the absorption of important minerals such as zinc, calcium, and magnesium from food. The gut bacteria will ferment the fiber provided by SUSTA™ into short chain fatty acids, the fermentation process not only helps to create healthy gut flora, thus calling the fiber a “periodic,” but in the process, creates a slightly acidic environment of organic acids in the gut that help facilitate the absorption process of dietary minerals related to the nutritional dynamics of bones and teeth. As mentioned above, soluble fiber, as OFS in SUSTA™, has a modulation effect on the de novo synthesis of triglycerides and cholesterol which are important markers in heart disease. In addition, SUSTA™, contains Vitamin C along with the key B-vitamins noted in enhancing of homocysteine control-folic acid, B12.B6, Homocysteine is a risk factor in a growing number of diseases including heart disease and various forms of bone diseases

Management views Splenda, Equal, Sweet’N Low and Truvia (the most prominent of the all natural brands based on the Stevia plant) as its main competitors. We will position SUSTA™ as a healthy, all natural, low calorie alternative to sugar and artificial sweeteners with our “Naturally Healthy, Naturally Sweet” campaign.

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

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As reflected in our audited financial statement for the year ended December 31, 2011, we generated a net loss of $(1,335,706) during the year ended December 31, 2011, and as of that date, our current liabilities exceeded our current assets resulting in a working capital deficit of $(2,287,655). In addition, we also had a stockholder’s deficit of $(11,777,534) at December 31, 2011. As a result, our independent auditor expressed substantial doubt as to our ability to continue as a going concern.

WE NEED ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN. IF WE DO NOT OBTAIN ADDITIONAL FINANCING IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our cash from operations is not adequate to support our expansion and product development programs at this time. We will need substantial additional funds to:

•	effectuate our business plan and expand our product line;

•	file, prosecute, defend and enforce our intellectual property rights; and

•	produce and market our products.

There are no assurances that future funding will be available on favorable terms or at all. If additional funding of up to $500,000 is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives, or overhead expenditures to the extent necessary. The failure to fund our capital requirements could have a material adverse effect on our business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing could result in additional dilution to our stockholders and the incurrence of indebtedness would result in increased debt service obligations that could result in operating and financing covenants that would restrict our operations.

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

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 3 months. The development and marketing of new products and the expansion of distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital of up to $5,000,000. We cannot assure that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

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

On November 21, 2011, NXT Nutritionals Holdings, Inc. (the “Company” or the “Registrant”) and NXT Investment Partners, LLC, a Delaware limited liability company (“NIP”) executed a Securities Purchase Agreement (the “SPA”) pursuant to which NIP agreed to make investments (the “Investment”) in the Company in the form of a senior secured loan to the Company in the aggregate principal amount of at least $1,000,000 and up to $1,500,000 (the amount loaned shall be referred to as the “Principal Amount of the 2011 Note”), bearing interest at 13% per annum, in exchange for a four-year 13% Senior Secured promissory note (“2011 Note”). On November 21, 2011, pursuant to the SPA, the Company received an initial investment of $1,000,000 and issued the 2011 Note in the original principal amount of $1,000,000 along with 13,075,468 shares of Series A Convertible Preferred Stock (“Preferred Stock”) of the Company to NXT. The sum of the $1,000,000 initial investment was attributed 20% for the purchase of the 2011 Note and 80% for the purchase of the Preferred Stock. Pursuant to the terms of the SPA, the Company and NXT may agree to an additional investment of up to $500,000. A Preferred Stock Certificate of Designation as attached to the SPA. The Preferred Stock issued under the SPA carries an annual dividend equal to the greater of: (a) 10% of the then outstanding Principal Amount of the 2011 Note as of December 31st of the applicable fiscal year for which the annual dividend is being paid; or (b) 10% of the Net Income (as defined in the 2011 Note) of the Company in excess of $500,000 for the applicable fiscal year of the Company and is convertible at the option of NIP into an equal number of shares of common stock of the Company representing 20% of the Company’s fully diluted capital stock at the time of conversion.

In connection with the closing of the Investment, the Company granted to NIP a security interest in the Company’s assets as collateral as set forth in the Security Agreement dated November 21, 2011, as attached to the SPA. Furthermore, on November 21, 2011 the Company’s subsidiaries also entered into a Subsidiary Guarantee Agreement, as attached to the SPA, to guarantee the Company’s prompt and complete payment and performance when the obligations set forth in the Subsidiary Guarantee are due.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2011 that remain unresolved.

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

On November 23, 2009, ConAgra Foods Food Ingredients Company, Inc. filed an opposition proceeding before the USPTO’s Trademark Trial and Appeal Board seeking to prevent such registration.  In the opposition proceeding, ConAgra claims that the SUSTA mark is almost identical in sight, sound, and commercial impression to ConAgra’s SUSTAGRAIN trademark, such that a likelihood of confusion exists between these two marks.  On October 28, 2010, we responded to ConAgra’s Notice of Opposition.  As of April 1, 2012, the companies have reached an agreement in principle pursuant to which NXT will have trademark rights in SUSTA Natural Sweetener and SustaBowl natural sweetener. The proceeding pending before the USPTO has been extended by the parties.

We are not currently aware of any other material pending legal proceedings against us.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable

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

Quarter Ended	High Bid ($)	Low Bid ($)
Fourth Quarter ended December 31, 2011	0.06	0.01
Third Quarter ended September 30, 2011	0.07	0.02
Second Quarter ended June 30, 2011	0.18	0.05
First Quarter ended March 31, 2011	0.27	0.14
Fourth Quarter ended December 31, 2010	0.32	0.17
Third Quarter ended September 30, 2010	0.30	0.17
Second Quarter ended June 30, 2010	0.62	0.16
First Quarter ended March 31, 2010	3.22	0.52

Holders

As of April, 2012, there were approximately 68 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

BUSINESS

Operating through NXT Nutritionals, we are engaged in developing and marketing of a proprietary, patent-pending, natural, healthy sweetener sold under the brand name SUSTA™ and other food and beverage products. SUSTA™ is being sold as a stand-alone product and it is the common ingredient for all of our products.  We also market and sell Healthy Dairy® which is enhanced by the revolutionary taste and nutritious ingredients contained in SUSTA™. Our mission is to provide consumers with unique, healthy, delicious products that promote a healthier lifestyle and combat obesity and diabetes.

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

On November 21, 2011, NXT Nutritionals Holdings, Inc. (the “Company” or the “Registrant”) and NXT Investment Partners, LLC, a Delaware limited liability company (“NIP”) executed a Securities Purchase Agreement (the “SPA”) pursuant to which NIP agreed to make investments (the “Investment”) in the Company in the form of a senior secured loan to the Company in the aggregate principal amount of at least $1,000,000 and up to $1,500,000 (the amount loaned shall be referred to as the “Principal Amount of the 2011 Note”), bearing interest at 13% per annum, in exchange for a four-year 13% Senior Secured promissory note (“2011 Note”). On November 21, 2011, pursuant to the SPA, the Company received an initial investment of $1,000,000 and issued the 2011 Note in the original principal amount of $1,000,000 along with 13,075,468 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) of the Company to NXT. The sum of the $1,000,000 initial investment was attributed 20% for the purchase of the 2011 Note and 80% for the purchase of the Preferred Stock. Pursuant to the terms of the SPA, the Company and NXT may agree to an additional investment of up to $500,000. The rights and preferences of the Preferred Stock are set forth in the Series A Preferred Stock Certificate of Designation as attached to the SPA. The Preferred Stock issued under the SPA carries an annual dividend equal to the greater of: (a) 10% of the then outstanding Principal Amount of the 2011 Note as of December 31st of the applicable fiscal year for which the annual dividend is being paid; or (b) 10% of the Net Income (as defined in the 2011 Note) of the Company in excess of $500,000 for the applicable fiscal year of the Company and is convertible at the option of NIP into an equal number of shares of common stock of the Company representing 20% of the Company’s fully diluted capital stock at the time of conversion.

In connection with the closing of the Investment, the Company granted to NIP a security interest in the Company’s assets as collateral as set forth in the Security Agreement dated November 21, 2011, as attached to the SPA. Furthermore, on November 21, 2011 the Company’s subsidiaries also entered into a Subsidiary Guarantee Agreement, as attached to the SPA, to guarantee the Company’s prompt and complete payment and performance when the obligations set forth in the Subsidiary Guarantee are due.

Additionally, pursuant to a Registration Rights Agreement dated November 21, 2011 delivered pursuant to the SPA, the Company agreed to register 100% of the common shares issuable upon conversion of the Preferred Stock (the “Registrable Securities”) on a Form S-1 (the “Registration Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) on or prior to the 60th calendar day following the date the Company is required to file its Form 10-K for the fiscal year ending December 31, 2011 (the “Filing Date”) and use its best efforts to have it declared effective within 180 calendar days after November 21, 2011 (the “Effectiveness Date”).  In the event that the total number of the Registrable Securities exceeds the limitation imposed by the SEC staff under Rule 415, the number of Registrable Securities to be registered will be subject to cut back as provided in the Registration Rights Agreement. Subject to the terms of the Registration Rights Agreement, upon the occurrence of any event that shall incur liquidated damages (each an “Event” and the date of the occurrence of any such Event, the “Event Date”), including, but not limited to, that the initial Registration Statement is not filed prior to the Filing Date or the initial Registration Statement including the Registrable Securities permitted by Rule 415 is not declared effective by the Effectiveness Date, (A) the Company shall pay to NIP an amount in cash, as partial liquidated damages, equal to 0.5% of the aggregate subscription amount paid by NIP pursuant to the SPA for any unregisterable securities then held by NIP, and (B) on each monthly anniversary of the Event Date until the Event is cured, the shall pay to NIP an amount in cash, equal to 1.0% of the aggregate subscription amount paid by NIP pursuant to the SPA for any unregisterable securities then held by NIP, subject to a maximum amount of 6.0% of the aggregate subscription amount paid by NXT pursuant to the SPA.

The term of the SPA additionally requires the holders of at least 65% of the outstanding principal amount of the Company’s 2009 convertible debentures (the “2009 Debentures”) and five year Series A and Series B warrants (collectively, the “2009 Warrants” and together with the 2009 Debentures are referred to as the “2009 Securities”) to agree to and execute the First Amendment (as described below) and the holders of at least 67% of the outstanding principal amount of the Company’s 0% Original Issue Discount Senior Secured Convertible Notes (the “2010 Notes”) to agree to and execute the Fourth Modification Agreement (as described below).

On November 4, 2011, the Company entered into a Fourth Modification and Amendment Agreement (the “Fourth Modification Agreement”) with the holders holding approximately 93.5% percent of the outstanding principal amount of (1) the 2010 Notes, (2) the related Series C warrants (the “Series C Warrants”) and (3) the shares of common stock underlying the Notes and the Series C Warrants. Pursuant to the Fourth Modification Agreement, the holders, upon closing of the Investment, among other things, have agreed to waived their right to monthly redemptions of the Notes and extend the maturity date of the Notes to the date that is 48-months from the Closing Date (as defined in the SPA) of the Investment. In addition, the holders have agreed (i) that the conversion price will be lowered to $0.25, (ii) to a waiver of the anti-dilution provisions and future participation rights set forth in the Notes and Series C Warrants and (iii) to subordinate their security interests securing the 2010 Notes to the senior security interests to be granted by the Company to secure the Investment and to third parties that provide financing for accounts receivables, inventory and raw materials of the Company.

Also on November 4, 2011, approximately 70% of the holders of the outstanding principal amount of the Company’s 2009 Securities entered into a First Modification and Amendment Agreement (the “First Amendment”) pursuant to which, upon closing of the Investment, the 2009 Debentures and the 2009 Warrants of the approving holders were amended and modified, among other things, (i) to reduce the Conversion Price (as defined in the 2009 Debentures) and the Exercise Price (as defined in the 2009 Warrants) to $0.25 per share of common stock, (ii) to waive the anti-dilution provisions of the 2009 Debentures and the 2009 Warrants and (iii) and extend the Maturity Date under the 2009 Debentures to the date that is 48-months from the Closing Date (as defined in the SPA) of the Investment. As a result of the closing of Investment, those holders of the 2009 Securities who did not execute the First Amendment will incur a reduction of the Conversion Price (as defined in the 2009 Debentures) and the Exercise Price (as defined in the 2009 Warrants) of their 2009 Debentures and 2009 Warrants to $0.09 per share of common stock. The Maturity Date under the 2009 Debentures remains unmodified for those holders of the 2009 Securities who did not execute the First Amendment.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.

RESULTS OF OPERATIONS

Results of Operations

Summary of Statement of Operations for the Year Ended December 31, 2011 and 2010:

	Year ended
	December 31, 2011	December 31, 2010
Sales – net of slotting fees and discounts	$237,989	$187,516
Gross Loss	$(912,716)	$(246,083)
General and Administrative Expenses	$(3,535,854)	$(3,591,276)
Other Income (Expense) - Net	$3,112,864	$(13,565,377)
Net Loss	$(1,335,706)	$(17,402,736)
Net Loss per Common Share – Basic	$(0.04)	$(0.38)

For the year ended December 31, 2011 and 2010, the Company reported a net loss of $(1,335,706) or $(0.04) per share and a net loss of $(17,402,736) or $(0.38) per share, respectively. The change in loss between the year ended December 31, 2011 and 2010 was primarily attributable to the following:

·
The Company has shifted its Healthy Dairy sales focus from sales to grocery chains to the food service category.  We have only recorded a limited number of Healthy Dairy sales since this shift in focus. The Company also launched the natural sweetener product (SUSTA) on April 30, 2009.  The Company has experienced limited sales on the SUSTA product.  The mix in sales between the yogurt smoothie and the natural sweetener  was approximately 50% each during the year ended December 31, 2011 as compared to 80% of sales during the year ended December 31, 2010 was for the natural sweetener.  This increase in sales composition toward the yogurt smoothies is due to selling into the military channel during the year ended December 31, 2011.

·
Sales for the year ended December 31, 2011 as compared to the year ended December 31, 2010 increased by 26%.  The increase is primarily attributable to selling into the military channel during the year ended December 31, 2011.

·	General and administrative expenses decreased by approximately 1% during the year ended December 31, 2011 as compared to the corresponding year ended December 31, 2010.

Other income (expense) - net increased significantly during the year ended December 31, 2011 as compared to the corresponding year ended December 31, 2010.  The increase is primarily attributable to an approximately $8.0 million decrease in interest expense.  The Company fully accreted the debt discount recorded on the 2010 convertible note offering during 2010.  The Company also recorded a loss on debt extinguishment of $9.8 million during the year ended December 31, 2010.  The decreases were offset by a major decrease in the change in fair market value of the derivative liability during the year ended December 31, 2011 as compared to the corresponding year ended December 31, 2010.

Liquidity and Capital Resources

Going Concern:  As reflected in our audited financial statement for the year ended December 31, 2011, we generated a net loss of $(1,335,706) during the year ended December 31, 2011, and as of that date, our current liabilities exceeded our current assets resulting in a working capital deficit of $(2,287,655). In addition, we also had a stockholder’s deficit of $(11,777,534) at December 31, 2011. As a result, our independent auditor expressed substantial doubt as to our ability to continue as a going concern.

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

The following table summarizes total current assets, liabilities and working capital at December 31, 2011 compared to December 31, 2010.

	December 31, 2011	December 31, 2010	Increase/ Decrease

Current Assets	$467,227	$2,212,843	$(1,745,616)
Current Liabilities	$2,754,882	$5,377,489	$(2,622,607)
Working Capital (Deficit)	$(2,287,655)	$(3,164,646)	$(876,991)

As of December 31, 2011, we had a working capital deficit of $(2,287,655) as compared to a working capital deficit of $(3,164,646) as of December 31, 2010, a decrease of $(876,991).

The decrease is primarily a result of a decrease in current liabilities, specifically a decrease in derivative liabilities and a decrease in convertible notes, primarily due to the restructure of the 2010 Notes and 2009 Debentures, which extended the maturity dates to 4 years on a significant portion of those instruments, as well as convertible holders of those instruments converting to common stock during the year ended December 31, 2011. These decreases in current liabilities were partially offset by a decrease in current assets, specifically a decrease in cash by approximately $1,217,808.

Net cash used for operating activities for the year ended December 31, 2011 and 2010 was $(2,151,557) and $(3,035,079), respectively.  During the year ended December 31, 2011, the Company used cash to build inventories and to further develop the 4 ounce yogurt cup and to market and build brand awareness of the product line.  The Company fully reserved for the inventory balance as of December 31, 2011 due to the difficulties with moving the inventory.

Net cash obtained through all financing activities for the year ended December 31, 2011 was $933,749 as compared to $4,628,755 for the year ended December 31, 2010, specifically attributable to the 2010 Convertible Note Offering.  During 2011, the Company raised $1,000,000 through the sale and issuance of the 2011 convertible redeemable preferred stock and note.  The proceeds were offset by $78,750 in issuance costs.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to effect lower costs.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

Our significant accounting policies are summarized in Note 2 of the consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Beneficial Conversion Feature - For convertible debt issued in 2008/2009, the convertible feature of the convertible notes indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt discount.

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

Sales are recognized upon delivery of products to customers. The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months. The Company’s reserve for accounts receivable takes these potential future credits into consideration.  Expenses such as slotting fees, sales discounts, and reclamation are accounted for as a direct reduction to revenues.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NXT NUTRITIONALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
NXT Nutritionals Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NXT Nutritionals Holdings, Inc. and Subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NXT Nutritionals Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss of $1,335,706 and net cash used in operations of $2,151,557 for the year ended December 31, 2011; and a working capital deficit and stockholders' deficit of $2,287,655 and $11,777,534, respectively, at December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
April 16, 2012

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.berrnancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certifiedd Public Accountants
Member Florida Institute of Certified Public Accountants

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets

Current Assets
Cash	$444,322	$1,662,130
Accounts receivable - net	11,021	119,070
Inventories - net	-	431,643
Other	11,884	-
Total Current Assets	467,227	2,212,843

Debt issuance costs - net	48,076	25,548

Total Assets	$515,303	$2,238,391

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$944,472	$654,962
Loans payable - related parties	344,624	332,126
Loans payable - other	208,500	208,500
Accrued interest payable - related parties	71,545	59,035
Accrued interest payable - convertible notes	14,247	-
Registration rights payable	362,453	608,840
Convertible notes payable - net of debt discount	419,375	527,126
Derivative liabilities	389,666	2,986,900
Total Current Liabilities	2,754,882	5,377,489

Long-Term Liabilities
Note payable - net	538,702	-
Convertible notes payable - net of debt discount	8,524,961	9,408,517
Total Long-Term Liabilities	9,063,663	9,408,517

Total Liabilities	11,818,545	14,786,006

Series A, convertible redeemable preferred stock, $0.001 par value, 50,000,000 shares
authorized, 13,075,468 and 0 shares issued and outstanding, respectively (no stated value)	474,292	-

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized,
72,838,322 and 49,408,068 shares issued and outstanding, respectively	72,839	49,408
Additional paid in capital	35,783,011	32,822,477
Accumulated deficit	(47,633,384)	(45,419,501)
Total Stockholders' Deficit	(11,777,534)	(12,547,616)

Total Liabilities, Redeemable Preferred Stock, and Stockholders' Deficit	$515,303	$2,238,391

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010

Sales - net of slotting fees and discounts	$237,989	$187,516

Cost of sales	1,150,705	433,599

Gross loss	(912,716)	(246,083)

General and administrative expenses	3,535,854	3,591,276

Loss from operations	(4,448,570)	(3,837,359)

Other income (expense)
Interest expense	(420,043)	(8,616,218)
Interest income	181	7,499
Loss on extinguishment of debt	-	(9,845,860)
Forgiveness of registration rights payable	246,387	-
Derivative expense	-	(8,590,802)
Change in fair market value of derivative liability	3,286,339	13,763,391
Registration rights expense	-	(283,387)

Total other income (expense) - net	3,112,864	(13,565,377)

Net loss	$(1,335,706)	$(17,402,736)

Series A, convertible redeemable preferred stock dividend	(878,177)	-

Net loss applicable to common stockholders	$(2,213,883)	$(17,402,736)

Net loss per common share - basic and diluted	$(0.04)	$(0.38)

Weighted average number of common shares outstanding - basic and diluted	53,728,392	45,787,226

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
Years Ended December 31, 2011 and 2010

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2009	39,971,745	$39,972	$24,657,084	$(28,016,765)	$(3,319,708)

Conversion of convertible notes to common stock	5,656,524	5,656	2,256,954	-	2,262,610

Exercise of warrants	1,509,799	1,510	(1,510)	-	-

Stock issued for services	2,270,000	2,270	607,790	-	610,060

Stock options issued for services	-	-	467,225	-	467,225

Reclassification to additional paid in capital when derivative ceases to exist	-	-	4,834,934	-	4,834,934

Net loss - 2010	-	-	-	(17,402,736)	(17,402,736)

Balance - December 31, 2010	49,408,068	49,408	32,822,477	(45,419,501)	(12,547,616)

Stock issuance costs	-	-	(37,012)	-	(37,012)

Conversion of convertible notes to common stock	3,554,806	3,555	1,348,834	-	1,352,389

Stock issued for services	19,875,448	19,876	592,849	-	612,725

Stock options issued for services	-	-	866,790	-	866,790

Reclassification to additional paid in capital when derivative ceases to exist	-	-	189,073	-	189,073

Series A, convertible redeemable preferred stock dividend	-	-	-	(878,177)	(878,177)

Net loss - 2011	-	-	-	(1,335,706)	(1,335,706)

Balance - December 31, 2011	72,838,322	$72,839	$35,783,011	$(47,633,384)	$(11,777,534)

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,335,706)	$(17,402,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	19,210	748,030
Amortization of debt discount	374,076	7,848,508
Bad debt expense	4,102	-
Inventory reserve	897,213	-
Stock based compensation	1,479,516	1,077,284
Loss on extinguishment of debt	-	9,845,860
Derivative expense	-	8,590,802
Change in fair market value of derivative liabilities	(3,286,339)	(13,763,391)
Registration rights expense	-	283,387
Forgiveness of registration rights payable	(246,387)	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	103,947	(46,428)
Prepaid expenses	(11,884)	-
Inventories	(465,570)	(281,533)
Increase (Decrease) in:
Accounts payable and accrued expenses	289,508	47,228
Accrued interest payable - related parties	12,510	17,910
Accrued interest payable - convertible notes	14,247	-
Net Cash Used in Operating Activities	(2,151,557)	(3,035,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	12,498	-
Proceeds from issuance of convertible notes	-	5,667,743
Debt issuance costs paid in cash	(41,737)	(726,988)
Proceeds from issuance of preferred stock and promissory note	1,000,000	-
Stock issuance costs paid in cash	(37,012)	-
Repayment on loans - related parties	-	(45,000)
Repayment on loans - other	-	(230,000)
Liquidated damage payment on registration rights	-	(37,000)
Net Cash Provided By Financing Activities	933,749	4,628,755

Net Increase (Decrease) in Cash	(1,217,808)	1,593,676

Cash - Beginning of Year	1,662,130	68,454

Cash - End of Year	$444,322	$1,662,130

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount recorded on convertible notes	$474,292	$5,667,743
Series A, convertible redeemable preferred stock dividend	$878,178	$-
Original issue discount	$-	$850,201
Conversion of convertible note payable to common stock	$1,352,389	$2,262,610
Reclassification to additional paid in capital when derivative ceases to exist	$189,073	$4,834,934
Exercise of cashless warrants	$-	$1,510

See accompanying notes to financial statements

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) general economic conditions in the various local markets in which the Company competes, including the general downturn in the economy, (ii) the volatility of prices pertaining to food and beverages in connection with the Company’s distribution of product, and (iii) the Company allocating resources effectively and efficienctly  for expenses such as slotting fees and advertising due to the Company’s limited resources. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2011 and 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

As of December 31, 2011 and 2010, the allowance for doubtful accounts was $4,102 and $0, respectively.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	December 31, 2011	December 31, 2010
Raw materials	$713,502	$285,769
Finished goods	183,712	145,874
Reserve for obsolete inventory	(897,213)	-
	$-	$431,643

Raw materials consist of ingredients used to make and package the Company’s all natural sweetener and the Company’s yogurt smoothie products.  Finished goods consists of cases of both the sweetener and the yogurt smoothies.

At December 31, 2011, the Company fully reserved  inventory due to the decline in sales and the delay in implementing the business plan.  In addition, the Company has a gross loss from its product sales, which also is an indication of the product’s value.

Debt Issue Costs and Debt Discount

Amortized over the life of the debt to interest expense.  If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share is expensed.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Revenue recognition

The Company records revenue for yogurt, yogurt smoothies and for the natural sweetener when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is shipped or delivered, depending on the specific nature of the contract, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.

The Company allows deductions in the form of credits for products unsold during its shelf life which is on average 3 to 4 months.  The Company’s reserve for accounts receivable takes these potential future credits into consideration.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Gross sales	$302,795	$477,840
Less: slotting fees, discounts, allowances	64,806	290.324
Net sales	$237,989	$187,516

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products.  Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Year Ended December 31, 2011	Year Ended December 31, 2010
$708,041	$617,787

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value utilizing an option pricing model on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2011 and 2010, respectively, the Company did not record any liabilities for uncertain tax positions.

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

The Company had the following potential common stock equivalents at December 31, 2011:

Series A, convertible redeemable preferred stock (see note 8)	36,396,684
Convertible debt – face amount of $8,650,965, conversion price of $0.25	34,603,860
Convertible debt – face amount of $436,458, conversion price of $0.09	4,849,534
Common stock warrants, exercise price of $0.25 (Series “A”, “B” and “C”)	27,231,269
Stock options, exercise price $0.22	6,063,750
Total common stock equivalents	109,145,097

The Company had the following potential common stock equivalents at December 31, 2010:

Convertible debt – face amount of $2,001,128, conversion price of $0.40	5,002,820
Convertible debt – face amount of $8,438,684, conversion price of $0.40	21,096,710
Common stock warrants, conversion price of $0.40 (Series “A”) and $0.60 (Series “B”)	19,735,634
Common stock warrants, conversion price of $0.40 (Series “C”)	7,495,635
Stock options, exercise price $0.22	2,123,750
Total common stock equivalents	55,454,549

Since the Company reflected a net loss in 2011 and 2010, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Reclassification

Certain items in the 2010 financial statement presentation have been reclassified to conform to the 2011 presentation.  Such reclassifications have no effect on previously reported financial condition, operations or cash flows.

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,335,706 and net cash used in operations of $2,151,557 for the year ended December 31, 2011; and has a working capital deficit of $2,287,655 and a stockholders’ deficit of $11,777,534.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all (See Note 5 financing).

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

Note 4 Loans Payable

(A)	Loans Payable – Related Parties

As part of the 2008 Unit Purchase Agreement, the Company agreed to pay $600,000 to the unitholders of Healthy Dairy, LLC and NXT, LLC within 90 days from the close of the reverse acquisition, which occurred in February 2009, with a public shell, and an additional $600,000 within 180 days post closing.  There are no penalties or interest.  Payments will be made once the Company begins to become profitable.  As of December 31, 2009, the Company had a balance due of $352,126.  The Company paid $20,000 during 2010.

In December 2009, a Director loaned the Company $25,000.  The loan is unsecured, bore no interest and was due on demand.  The Company repaid the $25,000 during February 2010.

During 2011, 3 Directors loaned the Company $12,498.   The loans are unsecured, bear no interest and are due on demand.

The following is a summary of loans payable – related parties:

Balance – December 31, 2009	377,126
Repayments	(45,000)
Balance – December 31, 2010	$332,126
Loans from Directors	12,498
Balance - December 31, 2011	$344,624

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

(B)	Loans Payable – Other

On December 30, 2009, the Company issued a $100,000 unsecured promissory note to a third party.  The note bore 10% interest and was repaid in February 2010.

In 2008, the Company had outstanding loans for $388,500. These loans bear interest at 6%.  The loans are secured by all assets of the Company.  These loans are due on demand.  The Company repaid $90,000 of these advances in May 2009, and an additional $130,000 was repaid in 2010.

At December 31, 2011 and 2010, the Company has accrued interest on this loan of $71,545 and $59,035, respectively.

Balance – December 31, 2009	$438,500
Repayments	(230,000)
Balance – December 31, 2010	208,500
Repayments	(-)
Balance – December 31, 2011	$208,500

Note 5 Note Payable

On November 21, 2011, the Company issued a 13% senior secured note with a face amount of $1,000,000, due on the earlier of November 21, 2015 or closing of a change in control transaction.  (See Note 8).

In connection with the issuance of the note and Series A, convertible redeemable preferred stock, the Company determined that an allocation of fair value was needed to derive amounts that would be recorded as debt, temporary equity and debt issue costs.

Utilizing the relative fair value method, the Company allocated 53% of the $1,000,000 proceeds to the note.  In addition, the Company allocated 53% of the $78,750 ($41,737) in transaction issuance costs as debt issuance costs on the balance sheet and is amortizing these costs over the life of the note.  The note is secured by all assets of the Company.  The Company allocated 47% of the $1,000,000 proceeds to the series A, convertible redeemable preferred stock.  In addition, the Company allocated 47% of the $78,750 ($37,012) in issuance costs as stock issuance costs on the balance sheet.

The Company recorded a debt discount, in the amount of $474,292, which represents the allocation of the gross proceeds of $1,000,000 (47%) that was allocated to the Series A, convertible redeemable preferred stock. During the year ended December 31, 2011, the company amortized $12,994 of the debt discount to interest expense.

At December 31, 2011, the Company has accrued interest on this note in the amounts of $14,247.

The notes carry an additional payment provision in which the Company upon the earlier of (i) the date of prepayment of the principal amount of note, or (ii) the payment of the principal amount of the note on the maturity date, whichever occurs first, shall pay to the holder an additional $200,000; provided that (i) in the event of one or more payments of a portion but not the entire principal amount of this note either as a prepayment or on the maturity date, such payment shall be prorated based upon the portion of the principal amount of this Note then being paid to the Holder divided by the aggregate Principal Amount of this Note on the date hereof; and (ii) no additional payment shall be due and owing to the Holder if the average closing price per share of the Common Stock equals $0.20 or higher per share for the 90 consecutive Trading Days on the OTCBB (or such other then applicable principal Trading Market of the Company’s shares of Common Stock) immediately preceding any payment with respect to the principal amount of the note.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 6 Convertible Notes Payable

At December 31, 2011 and December 31, 2010, convertible debt consists of the following:

	December 31, 2011	December 31, 2010

Convertible debt – secured – derivative liabilities (A)	$7,575,095	$8,438,684
Conventional convertible debt – secured (B)	1,512,328	2,001,128
Less: debt discount	(143,087)	(504,169)
Convertible debt – net	8,944,336	9,935,643

Less: current portion	(419,375)	(527,126)

Long term debt	$8,524,961	$9,408,517

(A)	2010 Original Issue Discount Senior Secured Convertible Note Offering

On February 26, 2010, the Company completed a secured convertible notes and warrants offerings, which was modified and amended on September 1, 2010,  December 6, 2010 and November 4, 2011.

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
ii.	Registration rights – The notes contained a registration rights provision
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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The Company also issued the note holders (“2010 holders”) one stock purchase warrant with a maturity of 5 years. The stock purchase warrants contain cashless exercise provisions.  There are currently 7,495,635 warrants associated with this offering outstanding.

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

The Company compared the present value of both old and new debt as well as the fair value of the warrants granted in the new offering. The Company determined that the present value of the cash flows associated with the new debt instruments exceeded the present value of the old debt instruments by more than 10% and accounted for the modification as an extinguishment.

On September 6, 2011, the Company entered into a third modification and amendment agreement. This agreement acted as a stand-still agreement. All rights and privleges under the second modification and amendment agreement were extended for 30 days.

On November 4, 2011, the Company entered into a fourth modification agreement with the 2010 Secured Convertible Note and Warrant holders.  Accordingly, the Company reclassified the debt to long-term liabilities.

Under the modification, the 2010 Holders:

•	Waived their right to monthly redemptions on the notes,
•	Extended the maturity date to November 21, 2015, ratcheted the exercise price to $0.25 per share for both the notes and warrants,

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

•	Waived anti-dilution provisions for the note and warrants (The derivative liability ceased to exist),
•	Waived registration right penalties of $246,387, the company recorded as a gain on forgiveness of debt,
•
Agreed to subordinate their security interests securing the Notes to the senior security interests to be granted by the Company to secure the investors in the November 21, 2011 financing and to third parties that provide financing for accounts receivables, inventory and raw materials of the Company.

The Company analyzed the fourth modification and amendment agreement.  The Company then assessed if the modification and amendments qualified for modification or extinguishment accounting.  Because the fair value of the instrument prior to modification and amendment was less than ten percent of the instrument post modification, the Company concluded that extinguishment accounting was not applicable, and the Company applied modification accounting.

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

The Company measured the fair value of the derivative liabilities using a BLVM.

The fair value of the derivative liabilities are summarized as follows:

Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Original Issue Discount Senior Secured Convertible Note Offering	$14,258,545
Mark to market adjustments for the year ended December 31, 2010:	(13,763,391)
Reclassification to paid in capital when derivative liability ceases to exist	(4,834,934)
Fair value of the derivative as modified	7,326,680

Derivative liability balance at December 31, 2010	$2,986,900
Reclassification to paid in capital when derivative liability ceases to exist	(189,073)
Fair value mark to market adjustment	(2,797,827)
Derivative liability balance at December 31, 2011	$-

Mark to Market

At the time of each debt conversion, modification and at year end, the Company re-measured the derivative liabilities at fair value. As a term of the fourth modification, the investors waived the ratchet provision, and the derivative ceased to exist (see Note 8 for the Company's only outstanding derivative liability).  The following management assumptions were considered in connection with the computation of fair value of debt and warrants and related reclassification of derivative liabilities to additional paid in capital as well as the period end fair value re-measurement:

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Exercise price	$0.25 - $0.40
Expected dividends	0%
Expected volatility	137% - 360%
Risk fee interest rate	0.20% – 2.24%
Suboptimal exercise factor	1.5
Expected life of conversion features	0.50 years
Expected life of warrants	3.4 years

Conversions

During the year ended December 31, 2011, note holders converted principal of $863,589 into 2,332,806 shares of common stock, at a conversion rate of $0.37 - $0.40 per share.

During the year ended December 31, 2010, note holders converted principal in the amount of $598,400 into 1,496,000 shares of the Company’s common stock at a conversion rate of $0.40.

The 2010 Original Issue Discount Senior Secured Convertible Notes are summarized as follow:

Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Original Principal amount at issuance	$6,517,944
Less debt discount at issuance	(6,517,944)
Amortization of debt discount	6,517,944
Increase in principal, as modified in the December 6, 2010 Modification and Amended Agreement	2,519,140
Conversion of note payable to common stock	(598,400)

Convertible Notes Payable at December 31, 2010	$8,438,684
Conversion of notes into common stock	(863,589)
Convertible Notes Payable December 31, 2011	$7,575,095

(B)	Convertible Debt and Warrants

During 2008 and 2009, the Company entered into a convertible note and warrant offering.  The terms are as follows:

i.	Exercise price - ranging from $0.09 - $0.25
ii.	Three year maturity
iii.	Original issue discount of 30%
iv.	Secured by all assets of the Company
v.
Registration rights – the Company was required to have a registration statement filed within 60 days after the offering closed.  To date, the company has not filed a registration statement and has accrued the maximum liquidated damages penalty of 9% of the offering totaling $362,453.

vi.
Full ratchet provision – The notes contain a provision in which the conversion price can be reduced in any event the Company issues any security or debt instrument with a lower consideration per share in any future offering.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

vii.	1 Series “A”, 5 Year, $0.40 stock purchase warrant, and 1 Series “B”, 5 Year, $0.60 stock purchase warrant, for each dollar invested into convertible debt

On November 4, 2011, approximately 70% of the 2009 Convertible Debenture Holders (“2009 Holders”) entered into a modification agreement.

The 2009 Holders:

•	Ratcheted the exercise price to $0.25 per share for both the note and warrants,
•	Waived anti-dilution provisions for both the note and warrants (ceases to be a derivative liability); and
•	Extended the maturity date to November 21, 2015

A summary of the Convertible Debt Principal is as follows:

Convertible Debt, net of debt discount as of December 31, 2009	$1,830,605
Conversion of debt into common stock	(1,664,210)
Amortization of debt discount for the year ended December 31, 2009	1,330,564

Convertible Debt, net of debt discount as of December 31, 2010	$1,496,959
Conversion of debt into common stock	(488,800)
Amortization of debt discount for the year ended December 31, 2011	361,081
Convertible Debt, net of debt discount as of December 31, 2011	$1,369,240

Conversions

During the year ended December 31, 2011, note holders converted principal of $488,800 into 1,222,000 shares of common stock, at a conversion rate of $0.40 per share

During the year ended December 31, 2010, note holders converted principal in the amount of $1,664,210 into 4,160,524 shares of the Company’s common stock at a conversion rate of $0.40.

(C)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance - December 31, 2009	$46,590
Debt issue costs paid in 2010	726,988
Amortization of debt issue costs	(748,030)
Balance - December 31, 2010	25,548
Debt issue costs paid in 2011	41,737
Amortization of debt issue costs	(19,209)
Balance – December 31, 2011	$48,076

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

(D)	Registration Rights Penalty

The Company incurred liquidated damages for failing to file timely registration statements in 2009 and 2010.  The Company recorded liquidated damages as outlined below.  In accordance with the November 4, 2011 modification agreement, the 2010 noteholders waived their respective liquidated damages in the amount of $246,387.  The 2008/2009 noteholders did not forgive their liquidated damages.

Balance as of December 31, 2009		$362,453

Gross 2010 proceeds raised	$5,667,743

Penalty for late filing of registration statement	0.50%	28,339

Penalty for not being declared effective	0.045%	255,048

Less: payments made		(37,000)
Balance as of December 31, 2010		$608,840

Forgiveness of registration rights payable		(246,387)

Balance as of December 31, 2011		$362,453

Note 7 Fair Value

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
December 31, 2011 and 2010

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

The Company recorded derivative liabilities of $389,666 and $2,986,900 December 31, 2011 and December 31, 2010.   These derivative liabilities are level 2.

Derivative activity is summarized as follows:

Fair value at the issuance dates for conversion feature and warrants issued on the 2010 Original Issue Discount Senior Secured Convertible Note Offering (Note 6A)	$14,258,545
Mark to market adjustments for the year ended December 31, 2010 (Note 6A)	(13,763,391)
Reclassification to paid in capital when derivative liability ceases to exist (Note 6A)	(4,834,934)
Fair value of the Modified and Amended Agreements (Note 6A)	7,326,680
Derivative liability balance at December 31, 2010 (Note 6A)	2,986,900
Reclassification to paid in capital when derivative liability ceases to exist (Note 6A)	(189,072)
Fair value mark to market adjustment (debt) (Note 6A)	(2,797,828)
Recognition of derivative at commitment date (Note 8)	878,177
Fair value mark to market adjustment (Series A, convertible redeemable preferred stock (Note 8)	(488,511)
Derivative liability balance at December 31, 2011	$389,666

Note 8 Series A, Convertible Redeemable Preferred Stock

On November 21, 2011, the Company sold 13,075,468 shares of Series A, Convertible Redeemable Preferred Stock with full voting rights equivalent to a fixed 20% voting right.  The preferred stock carries the following features:

1.
Preferred stock is convertible at the option of the holder into an equal number of shares of common stock of the Company representing 20% of the Company’s fully diluted capital stock at the time of conversion. The redemption is triggered upon a change in control or November 21, 2015.  The Company concluded the variable conversion feature in the form of a guaranteed 20% ownership right would be classified and accounted for as a derivative liability, The preferred stock is convertible into 20% of the fully diluted capital structure of the Company.  It is unknown if the Company will have enough authorized shares to settle this conversion in common stock.  Due to this uncertainty, the conversion feature is accounted as a derivative liability.  The Company measured the fair value of the derivative liabilities using a BLVM.

2.
Annual dividend equal to the greater of (a) 10% of the then outstanding principal ($1,000,000 at December 31, 2011) amount of the 2011 note payable or (b) 10% of net income in excess of $500,000;  Dividends accrue commencing on January 1, 2012 and are payable annually in arrears.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

3.
A first priority lien in the assets of the Company was granted to the holders of the 2011 Note.  The holders of the 2010 Notes subordinated their interests to the security in the assets of the Company.  See discussion of Fourth Modification.

4.	The investors may invest an additional $500,000.

5.
Registration Rights- the Company agreed to register 100% of the common shares issuable upon conversion of the preferred stock, which equates to 20% of the fully dilutive capital structure of the Company, which represents 36,396,684 shares on December 31, 2011.   The registration statement must be filed within 60 days following the filing of the Company’s 2011 10K and must be declared effective within 180 calendar days from November 21, 2011, which is on or about May 31, 2012.

6.	If the Company fails the registration rights provisions, liquidated damages will be assessed up to a maximum of 6% of the amount financed.

Under Regulation S-X, Rule 5-02-28, preferred stock must be classified outside shareholders' equity when the stock is:

●Redeemable at a fixed or determinable price on a fixed or determinable date,
●Redeemable at the option of the holder, or
●Redeemable based on conditions outside the control of the issuer.

Since the preferred stock is redeemable on November 21, 2015 it is presented on the balance sheets as “Series A, Convertible Redeemable Preferred Stock” in a manner consistent with temporary equity.

There are no other features associated with this class of redeemable preferred stock, which require disclosure.  The carrying amount and redemption amount are $474,292 (see note 5, which value of approximately 47% of the $1,000,000 offering). The carrying amount of the redeemable preferred stock will increase at the time when dividends are declared.

The preferred stock is convertible into 20% of the fully diluted capital structure of the Company.  It is unknown if the Company will have enough authorized shares to settle this conversion in common stock.  Due to this uncertainty, the conversion feature is accounted as a derivative liability.  The Company measured the fair value of the derivative liabilities using a BLVM.

At issuance and at December 31, 2011, the Company measured the derivative liabilities at fair value. The following management assumptions were considered in connection with the computation of fair value:

Exercise price	$0.015 - $0.04
Expected dividends	0%
Expected volatility	137%
Risk fee interest rate	0.41%
Suboptimal exercise factor	1
Expected life of conversion features	4 years

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The fair value of the derivative liabilities embedded in the Series A, Convertible Redeemable Preferred Stock are summarized as follow:

Derivative liability balance at December 31, 2010	$-
Recognition of derivative at commitment date (1)	878,177
Fair value mark to market adjustment	(488,511)
Derivative liability balance at December 31, 2011	389,666

(1) The fair value of this transaction was also recorded as a deemed preferred stock dividend and changed to accumulated deficit.

Note 9 Stockholders Deficit

(A)	Common Stock

During the year ended December 31, 2011, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Services rendered – officers	1,660,000	$143,000	$0.027 - $0.24
Services rendered – consultants	18,215,448	$469,725	$0.016 - $0.24
Conversion of debt	3,554,806	$1,352,389	$0.25 - $0.40

Total	23,430,254	$1,965,114	$0.016 - $0.40

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance,

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

During the year ended December 31, 2010, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Services rendered – officers	605,000	$127,290	$0.01 - $0.61
Services rendered – consultants	1,365,000	299,770	$0.01 - $1.09
Conversion of debt	5,656,524	2,262,610	$0.40
Settlement Agreement	300,000	183,000	$0.61
Cashless exercise of warrants (1)	1,509,799	-	$-

Total	9,436,323	$2,872,670	$0.01 - $1.09

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance,

(1) During the year ended December 31, 2010, note holders exercised 2,171,147 stock purchase warrants utilizing the cashless exercise provision (at $0.61/share), for 1,509,799 shares of the Company’s common stock.

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

On November 12, 2010, the Company's board of directors authorized the issuance of 8,495,000 and 7,265,000 stock options for fiscal year 2010 and fiscal year 2011, respectively, having a total fair value of $3,467,194, which vest over a 4 year term.  These options expire between November 12, 2020 and November 12, 2021. The 2011 options were granted on November 12, 2010 but the requisite service period does not begin until November 2011, at which time the vesting begins.  The Company began expensing the 2011 options as of November 12, 2011.   During the years ended December 31, 2011 and 2010, the Company expensed $866,790 and $467,225, respectively.

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010	-	-
Granted	15,760,000	$0.22
Exercised	-
Forfeited	-
Balance – December 31, 2010 – outstanding	15,760,000	$0.22		$-
Balance – December 31, 2010 – exercisable	2,123,750	$0.22		$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance – December 31, 2011 – outstanding	15,760,000	$0.22	8.90 years	$-
Balance - December 31, 2011 – exercisable	6,063,750	$0.22	8.90 years	$-

Outstanding options held by related parties – 2011	15,760,000
Exercisable options held by related parties – 2011	6,063,750

On the date of grant in 2010 (for the 2010 and 2011 options), the Company valued these issuances at fair value, utilizing a Black Scholes Option Pricing Model.  The Company utilized the following management assumptions:

Exercise price	$0.22
Expected dividends	0%
Expected volatility	360%
Risk fee interest rate	2.8%
Expected life of stock options	7 years
Expected forfeitures	0%

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(C)Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2009	21,906,781	$0.40
Exercisable – December 31, 2009	21,906,781	$0.40
Granted	7,495,635	$0.40
Exercised	(2,171,147)	$0.40
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2010	27,231,269	$0.40
Exercisable – December 31, 2010	27,231,269	$0.40
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2011	27,231,269	$0.25
Exercisable – December 31, 2011	27,231,269	$0.25

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	27,231,269	2.62 years	$0.25	27,231,269	$0.25

As part of the modifications of debt on November 4, 2011, all exercise prices of the warrants were ratcheted to $0.25.  The above table retrospectively reflects the ratchet.  At December 31, 2011 and 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 10 Commitments and Contingencies

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

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 11 Income Taxes

At December 31, 2011, the Company has a net operating loss carry-forward of approximately $7,499,000 available to offset future taxable income expiring through 2031. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2011 was $3,390,000. The net change in valuation allowance during the year ended December 31, 2011 was an increase of $1,082,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011.

Significant deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carryforward	$2,998,000	$1,945,000
Accrued salary	229,000	103,000
Registration rights	163,000	260,000
Total deferred tax assets	3,390,000	2,308,000
Less: valuation allowance	(3,390,000)	(2,308,000)
Deferred tax asset – net	$-	$-

There was no income tax expense for the years ended December 31, 2011 and 2010 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2011 and 2010, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 8.25% and 9.5% for State Corporate taxes for the years ended December 31, 2011 and 2010, respectively, the blended rate used was 39% and 41% for the years ended December 31, 2011 and 2010, respectively), as follows:

	2010	2010

Expected tax expense (benefit) – Federal	$(417,000)	$(5,355,000)
Expected tax expense (benefit) – State	(110,000)	(1,653,000)
Non-deductible stock compensation	583,000	434,000
Non-deductible meals and entertainment	3,000	4,000
Derivative Expense	-	3,460,000
Change in fair value of derivative expense	(1,296,000)	(5,543,000)
Amortization of debt discount	155,000	3,462,000
Loss on extinguishment of debt	-	3,965,000
Change in Valuation Allowance	1,082,000	1,266,000
Actual tax expense (benefit)	$-	$-

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the statement of operations:

	December 31, 2011	December 31, 2010
Tax expense (credit) at statutory rate-federal	(31%)	(31%)
State tax expense net of federal tax	(8%)	(10%)
Changes in valuation allowance	39%	41%
Tax expense at actual rate	-%	-%

Note 12 Concentrations

The Company has the following concentrations:

(A)	Accounts Receivable

Customer	December 31, 2011	December 31, 2010
A	-%	51%
B	-%	37%
C	72%	8%
D	28%	2%

(B)	Sales

Customer	December 31, 2011	December 31, 2010
A	-%	40%
B	20%	15%
c	49%	- %
D	13%	-%

(C)	Accounts Payable
Vendor	December 31, 2011	December 31, 2010
A	34%	29%
B	-%	10%

NXT Nutritionals Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

(D)	Purchases
Vendor	December 31, 2011	December 31, 2010
A	32%	59%
B	24%	44%
C	11%	16%
D	-%	16%
E	-%	11%

Note 13 Subsequent Event

On March 12, 2012, the Company converted principal and interest of $278,696 into 1,114,784 shares of the Company’s common stock at a conversion rate of $0.25.

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

Based on this assessment, management concluded that as of December 31, 2011 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2011, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2011.

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

Subsequent to December 31 2011, we have undertaken the following steps to address the deficiencies stated above:

•	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Directors and Executive Officers

The following table lists certain information about the directors and executive officers of the Company:

Name	Age	Director Since	Officer Since	Position with the Company
Francis McCarthy	64	2009	2009	Director, President, Secretary and Chief Executive Officer
Mark A. Giresi	53	2009	2010	Director and Chief Operating Officer
David Briones	36	-	2009	Chief Financial Officer
Richard M. Jordan	56	2009	2009	Director, Executive Vice President and General Manager
Theodore Mandes, II	62	2009	-	Director
David Deno	53	2009	-	Director
Dr. Paul S. Auerbach	60	2009	-	Director
Ann McBrien	51	2009	-	Director
Philip Sheibley	53	2012	-	Director

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

Mark A. Giresi, Chief Operating Officer, General Counsel and Director

Mark A. Giresi is a retail executive with 25 years of experience in various operations and legal roles in the United States and internationally. From September 2007 through February 2008, he served as Executive Vice President, for Limited Brands, Inc., a $9 billion dollar specialty retail business trading under the Victoria’s Secret, Bath & Body Works, White Barn Candle Co., and Henri Bendel brands. In that role, he led the development of the Company’s International growth strategy and the day-to-day management of the growth of Victoria’s Secret and Bath & Body Works outside of the United States.  Between May 2005 and August 2007, he served as Executive Vice President of Retail Operations, responsible for the Company’s Real Estate, Store Design and Construction, Visual Merchandising, Store Operations, and Loss Prevention and Brand Protection functions.  He was on the Executive Committee of the Company, responsible for its strategy and the overall business performance of its branded specialty retail businesses. Mr. Giresi joined Limited Brands in February, 2000 as Vice President of Store Operations. From August, 2001 until May, 2005 he served as Senior Vice President, Chief Stores Officer for the Company’s almost 4,000 retail stores.

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

Mr. Briones also served as the chief financial officer of Clear-Lite Holdings, Inc. from August 3, 2009 to March 21, 2011. Prior to joining BP, Mr. Briones was an auditor with PricewaterhouseCoopers LLP in New York, New York.  Mr. Briones specialized in the financial services group, and most notably worked on the MONY Group, Prudential Financial, and MetLife initial public offerings.

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

Mr. Philip B. Sheibley, Director

Mr. Sheibley is an experienced executive and venture capitalist. He spent 30 years as a management consultant with Accenture, where he focused on the Life Sciences area, holding a variety of leadership positions including North American industry lead and Global Lead for Management Consulting.  He also served as a member of the Products Operating Group Executive Committee.

Mr. Sheibley’s consulting work focused on defining and executing strategies to create leading-edge business capabilities, working with U.S. and internationally-headquartered pharmaceutical companies, biotech, and medical product producers, as well as contract research organizations. Mr. Sheibley also played a leadership role in a number of joint-venture and new venture start-up engagements where company operating model and capability strategies needed to be defined for successful launch.

Since leaving Accenture, Mr. Sheibley has focused on venture capital investment and consulting, helping to structure a number of financing vehicles for early-stage companies, and participating as a board chair/member of several.

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

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company’s (a) Principal Executive Officer, (b) Principal Financial Officer, and (c) the other three most highly compensated executive officers as specified by SEC rules (the “named executive officers”) for 2011, 2010 and 2009.

		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan	Non-Qualified($)	All Other Comp($) (4)	Total($)
Francis McCarthy,	2011	120,000		40,080	143,000			135,600	438,680
President,	2010	119,269	-		322,920		-	20,517	462,706
CEO	2009	121,250						18,000	139,250
									-
Mark Giresi,	2011	120,000		79,280	286,000			145,000	630,280
COO and Director	2010	120,000	-	59,140	645,840		120,000	24,402	969,382
	2009	-	-	-	-	-	-	-	-

									-
David Briones,	2011	-	-	-	-	-	-	72,000	72,000
CFO (2)	2010	-	-	-	-	-	-	141,500	141,500
	2009	-	-	-	-	-	-	49,971	49,971

(1)           On August 18, 2008, we issued 610,000 shares of our common stock valued at $.01 per share in a share exchange of the above mentioned officers and directors as compensation for founder services.

(2)           The CFO’s former accounting firm, Bartolomei Pucciarelli, LLC (“BP”), was paid cash for services rendered at a fixed rate of $39,000 per year and 200,000 shares of the Company’s common stock, vesting 25,000 shares per quarter for services related to the 2010 and 2009 financial statement preparation process. BP is entitled to additional compensation billed hourly for additional services. BP billed the Company $129,808 during the year ended December 31, 2009, of which $49,971 was paid by the Company. The overage of $90,808 was broken out between $75,000 for prior 2008 and prior restatement work and $15,000 for tax work. During 2010, BP billed the Company $65,163 and the Company paid $135,000. The overage of $26,163 was broken out between additional services required for work related to the Company’s SEC filings and tax return work. During the years ended December 31, 2010 and 2009, the full 200,000 shares of the stock award vested. The Company is yet to issue the shares to Mr. Briones, the shares have been accrued for in the financial statements, but the value is not presented in the executive compensation table. On October 1, 2010, Mr. Briones started his own consulting firm, Brio Financial Group, LLC (“Brio”).  During 2010, the Company paid Brio $6,500.  During 2011, the Company paid Brio $72,000

(3)           The amounts set forth represent the aggregate fair value of the awards as of the grant date, computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.”

(4)           Other compensation (for McCarthy and Giresi) includes: medical insurance, car allowance, reimbursed medical expenses, and FSA allotments.  In addition, other compensation includes deferred salary.

Option Grants

Grants of Plan Based Awards in Fiscal Year 2011

The following table shows for the fiscal year ending December 31, 2011, certain information regarding grants of option awards to the named executive officers and directors:

Name	Grant Date	All Other Number of Securities Underlying Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($/share)

Francis McCarthy	-	-	-	-
Mark Giresi	-	-	-	-
Richard Jordan	-	-	-	-
David Deno	-	-	-	-
Theodore Mandes	-	-	-	-
Paul Auerbach	-	-	-	-
Ann McBrien	-	-	-	-

There were no options granted during the year ended December 31, 2011.

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

During the first year of the term, 360,000 shares of our common stock of which 30,000 shall fully vest monthly

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

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2011 by our directors.

	Fees ($)	Stock Awards($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All other Compen-sation ($)	Total ($)

David Deno	2,000	-	-	-	-	-	2,000

Ann Mcbrien	2,000	-	-	-	-	-	2,000

Paul S. Auerbach	2,000	-	-	-	-	-	2,000

Francis McCarthy	2,000	-	-	-	-	-	2,000

Mark Giresi	2,000	-	-	-	-	-	2,000

Theodore Mandes II	2,000	-	-	-	-	-	2,000

Richard M. Jordan	2,000	-	-	-	-	-	2,000

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of April 16, 2011, by:

•      each person known by the Company to own more than 5% of the Company’s common stock,

•      each Director and nominee for Director of the Company,

•       each of the Company’s executive officers named in the “Summary Compensation Table” and

•       all of the Company’s executive officers and Directors of the Company as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. As of April 16, 2012, we have 73,953,106 shares of Common Stock issued and outstanding.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares
Francis McCarthy, President, CEO and Director	4,496,000	*	4.07%
David Briones, CFO	200,000	**	-
Richard M. Jordan, Director	430,000	**	-
David Deno, Director	1,447,780	(2)	1.31%
Mark A. Giresi, Chief Operating Officer and Director	2,033,750	(3)	1.84%
Dr. Paul S. Auerbach, Director	542,500	(4)	-
Theodore Mandes, II, Director	1,065,000	*	1.0%
Ann McBrien, Director	250,000		-
Officers and Directors as a Group (8)	10,465,030		9.48%
NXT Investment Partners, LLC (5)	36,396,684		33.0%

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

(2)           Includes 547,780 shares of Common Stock issueable upon the conversion of certain convertible debentures, 325,000 shares of Common Stock, issueable upon the conversion of certain Series A Warrant, and 325,000 shares of Common Stock issueable upon the conversion of certain Series B Warrant, issued to Mr. Deno in the private placement closed on August 27, 2009.

(3)           Includes 130,000 shares of Common Stock issueable upon the conversion of certain convertible debentures, 81,250 shares of Common Stock issueable upon the conversion of certain Series A Warrant, and 81,250 shares of Common Stock issueable upon the conversion of certain Series B Warrant, issued to Mr. Giresi in the private placement closed on August 27, 2009.  The remaining 1,741,250 shares are subject to the Lock-Up Agreement dated February 12, 2009, pursuant to which Mr. Giresi agreed not to sell the shares for a period of 18 months from the close of the Share Exchange Agreement dated February 12, 2009.

(4)           Includes 130,000 shares of Common Stock issueable upon the conversion of certain convertible debentures, 81,250 shares of Common Stock issueable upon the conversion of certain Series A Warrant, and 81,250 shares of Common Stock issueable upon the conversion of certain Series B Warrant, issued to Mr. Auerbach in the private placement closed on August 27, 2009.

(5)           Includes the percentage NXT Investment Partners, LLC is convertible into as of April 16, 2012.

Equity Compensation Plans

The following table provides information generally as of December 31, 2011, the last day of fiscal 2011, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2011.  No other issuances were made

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders	15,760,000	$0.22	14,240,000
Total	15,760,000	$0.22	14,240,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In November 2011, three directors loaned the Company $12,498 in aggregate.  The loans bore no interest, was not secured and is due on demand.  As of April 15, 2012, the loans remain outstanding.

In December 2009, Mark Giresi, a Director loaned the Company $25,000. The loan bore no interest, was not secured and was due on demand. The Company repaid the $25,000 in February 2010.

On March 7, 2008, the Company entered into a loan agreement with Ed Tubel, a former related party to borrow an amount up to $388,500, of which $120,274 was advanced, with no stated terms during December 2007. An additional $268,226 was advanced during 2008. These loans bear interest at 6% with a default rate of interest of 12%. These loans were initially due on March 7, 2010. The Company repaid $90,000 of these advances in May 2009, and an additional $90,000 was repaid in February 2010.  In November 2010, $40,000 was paid on the loan and Ed Tubel agreed to defer receipt of the balance due on the loan until such time as the company achieves profitability or raises a minimum of $10,000,000 in capital to operate the Company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Berman & Company, P.A. the Company’s independent registered public accountants for the fiscal years ending December 31, 2011 and 2010, performed the review of each of the Company's quarterly reports for the 2011 and 2010 fiscal years and the audit of the Company's financial statements for the years ended December 31, 2011and 2010.

The following table presents fees billed for professional audit and other services rendered by Berman and Co. and for the periods presented.

	Fiscal 2011	Fiscal 2010

Audit Fees(1)	$94,000	$118,250
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$94,000	$118,250

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

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

EXHIBIT NO.	TITLE OF DOCUMENT
2.1	Share Exchange Agreement dated February 12, 2009 by and among NXT Nutritionals Holdings, Inc. , NXT Nutritionals, Inc. and the shareholders of NXT Nutritionals, Inc. (1)
3.1	Articles of Incorporation (7)
3.2	By-Laws (5)
10.1	Employment Agreement by and between NXT Nutritionals Holdings, Inc. and Francis McCarthy (1)
10.2	Employment Agreement by and between NXT Nutritionals Holdings. Inc. and David Briones (2)
10.3	Employment Agreement by and between NXT Nutritionals Holdings, Inc. and Mark Giresi (9)
10.4	Lock-Up Agreement with Management Shareholders (1)
10.5	Licensing Agreement by and between NXT Nutritionals Holdings, Inc, and Mine O’Mine, Inc. dated November 30, 2009 (3)
10.6	Endorsement Agreement by and between NXT Nutritionals Holdings, Inc, and Eddie George dated March 3, 2010. (7)
10.7	Securities Purchase Agreement dated February 26, 2010 (4)
10.8	Security Agreement dated February 26, 2010 (4)
10.9	Subsidiaries Guarantee Agreement dated February 26, 2010 (4)
10.10	Registration Rights Agreement dated February 26, 2010 (4)
10.11	Form of Debenture (6)
10.12	Form of Series A Warrant (6)
10.13	Form of Series B Warrant(6)
10.14	Endorsement Agreement by and between NXT Nutritionals Holdings, Inc. and Blair Underwood dated April 22, 2009. (7)
10.15	Director Agreement by and between NXT Nutritionals Holdings, Inc. and David Deno dated August 30, 2009. (8)
10.16	Director Agreement by and between NXT Nutritionals Holdings, Inc. and Ann McBrien dated October 19, 2009. (8)
10.17	Director Agreement between NXT Nutritionals Holdings, Inc. and Dr. Paul S. Auerbach dated June 30, 2009. (8)
10.18	Modification and Amendment Agreement by and among NXT Nutritional Holdings, Inc. and Purchasers identified on the signature page thereto, dated September 1, 2010. (10)
10.19	Endorsement and Service Agreement by and between NXT Nutritional Holdings, Inc. and Dara Torres, dated September 21, 2010 (11)
10.20	Consulting Agreement by and between NXT Nutritionals Holdings, Inc., and Richard Kozlenko dated June 1, 2010 (12)
10.21	Employment Agreement by and between NXT Nutritionals Holdings, Inc., and Richard M. Jordan dated January 1, 2010. (12)
10.22	Bartolomei Pucciarelli Services Agreement (13)
10.23	2010 Stock Option Plan (13)

10.24	Form of Stock Option Agreement (13)
10.25	Securities Purchase Agreement dated November 21, 2011 (14)
10.26	2011 Note (14)
10.27	Subsidiary Guarantee (14)
10.28	Security Agreement (14)
10.29	Certificate of Designation relating to Series A Convertible Preferred Stock (14)
10.30	Lock-Up Agreement (14)
10.31	Registration Rights Agreement dated November 21, 2011 (14)
10.32	Fourth Modification Agreement (15)
10.33	First Amendment (15)
31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)
31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)
32.1	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

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
(14) Included as exhibit to current report on Form 8-K filed on November 21, 2011.
(15) Included as exhibit to current report on Form 8-K filed on November 11, 2011.
(16) Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXT Nutritionals Holdings, Inc.

Date: April 16, 2012	By:	/s/Francis McCarthy
Name: Francis McCarthy
Title: President and Chief Executive Officer

Date: April 16, 2012	By:	/s/ David Briones
Name: David Briones
Title: Chief Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 16, 2012.

Signature	Title	Date

/s/Francis McCarthy	President, CEO, Secretary and Director	Date: April 16, 2012
Francis McCarthy

/s/ David Briones	Chief Financial Officer	Date: April 16, 2012
David Briones

/s/ Richard M. Jordan	Executive Vice President, General Manager, and Director	Date: April 16, 2012
Richard M. Jordan

/s/ Mark A. Giresi	Director and Chief Operating Officer	Date: April 16, 2012
Mark A. Giresi

/s/ David Deno	Director	Date: April 16, 2012
David Deno

/s/ Theodore Mandes, II	Director	Date: April 16, 2012
Theodore Mandes, II

/s/ Paul S. Auerbach	Director	Date: April 16, 2012
Paul S. Auerbach

/s/ Ann McBrien	Director	Date: April 16, 2012
Ann McBrien

/s/ Philip Sheibley	Director	Date: April 16, 2012
Philip Sheibley